Form 10-Q
period 2017-03-31
Silver Run Acquisition Corp II
filed 2017-05-10
CIK 1690769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38040

Silver Run Acquisition Corporation II

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-4433840 (I.R.S. Employer Identification Number)

1000 Louisiana Street, Suite 1450 Houston, TX (Address of Principal Executive Offices)	77002 (Zip Code)

(713) 357-1400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 10, 2017, there were 103,500,000 shares of Class A Common Stock, par value $0.0001 per share, 25,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash	$1,639,293	$225,500
Prepaid expenses	10,000	—
Total current assets	1,649,293	225,500
Investment held in Trust Account	1,035,030,880	—
Deferred offering costs	—	169,552
Total assets	$1,036,680,173	$395,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued offering expenses	$324,022	$72,052
Sponsor note	—	300,000
Total current liabilities	324,022	372,052

Deferred underwriting compensation	36,225,000	—
Total liabilities	36,549,022	372,052

Class A common stock subject to possible redemption; 99,513,115 (at redemption value of approximately $10.00 per share)	995,131,150	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 3,986,885 issued and outstanding (excluding 99,513,115 shares subject to possible redemption)	399	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 25,875,000 shares issued and outstanding	2,588	2588
Additional paid-in capital	4,968,134	22,412
Retained earnings (accumulated deficit)	28,880	(2,000)
Total stockholders’ equity	5,000,001	23,000
Total liabilities and stockholders’ equity	$1,036,680,173	$395,052

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2017

(Unaudited)

Revenue	$—
General and administrative expenses	—
Income (loss) from operations	—
Other income — investment income on Trust Account	30,880
Net income attributable to common shares	$30,880

Weighted average number of shares outstanding:
Basic (excluding shares subject to redemption)	26,165,730
Diluted	129,375,000

Net income per share
Basic	$0.00
Diluted	$0.00

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, January 1, 2017	—	$—	25,875,000	$2,588	$22,412	$(2,000)	$23,000
Sale of Class A Common Stock to Public	103,500,000	10,350	—	—	1,034,989,650	—	1,035,000,000
Underwriters’ discount and offering expenses	—	—	—	—	(57,622,729)	—	(57,622,729)
Sale of 15,133,333 Private Placement Warrants at $1.50 per warrant	—	—	—	—	22,700,000	—	22,700,000
Shares subject to possible redemption	(99,513,115)	(9,951)	—	—	(995,121,199)	—	(995,131,150)
Net income	—	—	—	—	—	30,880	30,880
Balances as of March 31, 2017	3,986,885	$399	25,875,000	$2,588	$4,968,134	$28,880	$5,000,001

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017

(Unaudited)

Cash flows from operating activities:
Net income	$30,880
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and cash equivalents held in Trust Account	(30,880)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,000)
(10,000)

Cash flows from investing activities:
Cash deposited into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash flows from financing activities:
Proceeds from Public Offering	1,035,000,000
Proceeds from sale of Private Placement Warrants	22,700,000
Payment of underwriting discounts	(20,700,000)
Payment of offering costs	(276,207)
Payment of Sponsor note	(300,000)
Net cash provided by financing activities	1,036,423,793

Net increase in cash	1,413,793
Cash at beginning of period	225,500
Cash at end of period	$1,639,293

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$36,225,000
Accrued offering costs	$251,970

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.              Description of Organization and Business Operations

Organization and General

Silver Run Acquisition Corporation II (the “Company”) was incorporated in Delaware on November 16, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (as amended, the “JOBS Act”). The Company’s sponsor is Silver Run Sponsor II, LLC; a Delaware limited liability company (the “Sponsor”).

At March 31, 2017, the Company had not engaged in any significant operations. All activity for the period from November 16, 2016 (date of inception) through March 31, 2017 relates to the Company’s formation, the initial public offering (“Public Offering” as described below) and efforts directed towards locating and consummating a suitable initial Business Combination. The Company did not generate any operating revenues prior to March 31, 2017. The Company will generate non-operating income in the form of interest income earned on cash and cash equivalents held in trust account. The Company has selected December 31st as its fiscal year end.

Financing

On March 24, 2017, the registration statement for the Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”). On March 29, 2017 (the “IPO Closing Date”), the Company consummated the Public Offering of $1,035,000,000 in Units (as defined in Note 3), and the sale of $22,700,000 in warrants (the “Private Placement Warrants”) to the Sponsor (the “IPO Private Placement”). On the IPO Closing Date, the Company placed $1,035,000,000 of proceeds (including the Deferred Discount (as defined in Note 3)) from the Public Offering and the IPO Private Placement into a trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”). The Company intends to finance the initial Business Combination from proceeds held in the Trust Account.

At the IPO Closing Date, the Company held $22,700,000 of proceeds from the Public Offering and the IPO Private Placement outside the Trust Account. Of these amounts, $20,700,000 was used to pay underwriting discounts in the Public Offering and $300,000 was used to repay a note payable to the Sponsor (see Note 4), with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

Trust Account

The proceeds held in the Trust Account are invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which public stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for Public Shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its Public Shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A Common Stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest income but less taxes payable (less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 4) held by them if the Company fails to complete the initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its public stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination and the other circumstances described above, subject to the limitations described herein.

2.              Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events after March 31, 2017.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 22, 2017, as well as the Company’s Form 8-K filed with the SEC on April 4, 2017.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,513,115 shares of Class A common stock subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities held in Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the IPO Private Placement of $1,035,000,000 which were invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an initial Business Combination.

As of March 31, 2017, marketable securities held in the Trust Account had a fair value of $1,035,030,880. At March 31, 2017, there was $30,880 of interest income held in the Trust Account available to be released to the Company to pay taxes.

Redeemable Common Stock

As discussed in Note 1, all of the 103,500,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at March 31, 2017, 99,513,115 of the 103,500,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $57,622,729, consisting primarily of underwriting discounts of $56,925,000 (including $36,225,000 of which is deferred), and $697,729 of professional, filing, regulatory and other costs, were charged to additional paid-in capital.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

3.              Public Offering

On the IPO Closing Date, the Company sold 103,500,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds to the Company of $1,035,000,000. Each Unit consists of one share of Class A Common Stock and one-third of one warrant (each whole warrant, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company paid an upfront underwriting discount of 2.0% ($20,700,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% ($36,225,000) of the gross offering proceeds payable upon the Company’s completion of an initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an initial Business Combination.

4.              Related Party Transactions

Founder Shares

On November 21, 2016, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), for an aggregate purchase price of $25,000, or approximately $0.002 per share. In March 2017, the Sponsor transferred 33,000 Founder Shares to each of the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. In March 2017, the Company effected stock dividends of approximately 1.25 shares for each outstanding share of Class B Common Stock, resulting in the Initial Stockholders holding an aggregate of 25,875,000 Founder Shares. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A Common Stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time.

The Company’s Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor purchased an aggregate of 15,133,333 Private Placement Warrants at a price of $1.50 per whole warrant ($22,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account such that at the closing of the Public Offering $1,035,000,000 was placed in the Trust Account. If the initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

In March 2017, the Sponsor transferred 33,000 Founder Shares to each of our independent director nominees at their original purchase price.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) as stated in the registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On November 22, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the ‘‘Note’’). This loan is non-interest bearing and payable on the earlier of March 31, 2017 or the completion of the Public Offering. On November 22, 2016, the Company borrowed $300,000 under the Note. On March 29, 2017, the full $300,000 balance of the Note was repaid to the Sponsor.

The Sponsor may make a working capital loan to the Company and up to $1,500,000 of such loan may be converted into warrants, at the price of $0.50 per warrant at the option of the Sponsor. Such warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company has agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreement

In March 2017, the Company entered into a forward purchase agreement (“Forward Purchase Agreement”) pursuant to which Riverstone VI SRII Holdings, L.P. (“Fund VI Holdings”) agreed to purchase an aggregate of up to 40,000,000 shares of the Company’s Class A common stock, plus an aggregate of up to 13,333,333 warrants (“Forward Purchase Warrant”), for an aggregate purchase price of up to $400,000,000 or $10.00 per unit (collectively, “Forward Purchase Units”). Each Forward Purchase Warrant has the same terms as each of the Private Placement Warrants.

The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders elect to redeem their shares in connection with the initial Business Combination and provide the Company with a minimum funding level for the initial Business Combination. Additionally, the obligations of Fund VI Holdings to purchase the Forward Purchase Units are subject to termination prior to the closing of the sale of such units by mutual written consent of the Company and such party, or automatically: (i) if the proposed offering is not consummated on or prior to June 30, 2017; (ii) if the initial Business Combination is not consummated within 24 months from the closing of the proposed offering, unless extended up to a maximum of sixty (60) days in accordance with the amended and restated certificate of incorporation; or (iii) if the Sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the Sponsor or the Company in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the obligations of Fund VI Holdings to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units.

5.              Investment Held in Trust Account

On the IPO Closing Date, gross proceeds of $1,035,000,000 and $22,700,000 from the Public Offering and the IPO Private Placement, respectively, less underwriting discounts of $20,700,000 and $2,000,000 designated to fund the Company’s accrued formation and offering costs (including the note payable to the Sponsor), business, legal and accounting due diligence expenses on prospective acquisitions, and continuing general and administrative expenses, were placed in the Trust Account.

As of March 31, 2017, marketable securities held in the Trust Account had a fair value of $1,035,030,880 which was invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less.

6.              Deferred Underwriting Commission

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $36,225,000, to the underwriters upon the Company’s completion of an initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an initial Business Combination is not completed within 24 months after the Public Offering.

7.              Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 400,000,000 shares of Class A Common Stock and 50,000,000 shares of Class B Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017, there were 103,500,000 shares of Class A Common Stock, of which 99,513,115 were classified outside of permanent equity, and 25,875,000 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2017 there were no shares of preferred stock issued or outstanding.

Warrants

Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrants. The public warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). We are not registering the shares of Class A common stock issuable upon exercise of the warrants at this time. However, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided, that if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a ‘‘covered security’’ under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a ‘‘cashless basis’’ in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the public warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

8.              Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	March 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$1,035,030,880	$1,035,030,880	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we,” “us,” “our” or the “Company” are to Silver Run Acquisition Corporation II.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We consummated our initial public offering (the “Public Offering”) on March 29, 2017 (the “IPO Closing Date”). We are currently in the process of locating suitable targets for an initial Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the Public Offering and the private placement of warrants that occurred simultaneously with the consummation of the Public Offering and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the Closing Date related to our formation, the Public Offering and efforts directed toward locating and consummating a suitable initial Business Combination. Prior to our initial Business Combination, we did not generate operating revenue but did generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2017, we had a net income of $30,880, which consisted of Interest income from Trust Account. There were no general and administrative expenses to offset this income.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the sponsor, Silver Run Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of two loans from the Sponsor, each in the amount of $300,000. The first of these two loans was repaid upon the closing of the Public Offering and the other was repaid upon the closing of the initial Business Combination.

On March 29, 2017 (the “IPO Closing Date”), we consummated the Public Offering of 103,500,000 units (the “Units”), including 13,500,000 Units issued pursuant to the exercise by the underwriters of their over-allotment option, at a price of $10.00 per Unit, generating proceeds to us of $1,035,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale (the

“IPO Private Placement”) of an aggregate of 15,133,333 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $22,700,000. On the IPO Closing Date, we placed $1,035,000,000 of proceeds (including $36,225,000 of deferred underwriting discount) from the Public Offering and the IPO Private Placement into a trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) and held $22,700,000 of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $20,700,000 was used to pay underwriting discounts in the Public Offering and $300,000 was used to repay loans to the Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

At March 31, 2017 we had cash and cash equivalents held outside the Trust Account of $1,639,293 and a working capital surplus of $1,325,271. At March 31, 2017, funds held in the Trust Account consisted of money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

At March 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On March 24, 2017, we entered into an administrative support agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination, we will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $10,000 for such services for the three months ended March 31, 2017 which has been recorded in the prepaid expenses as of March 31, 2017.

The underwriters of the Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($20,700,000) was paid at the closing of the Public Offering and 3.5% ($36,225,000) was deferred. The deferred underwriting discount became payable to the underwriters upon the consummation of the initial Business Combination and was paid from the amounts held in the Trust Account. The underwriters were not entitled to any interest accrued on the deferred underwriting discounts.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,513,115 shares of Class A common stock subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Redeemable Common Stock

All of the 103,500,000 Public Shares contained a redemption feature which allowed for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, at March 31, 2017, 99,513,115 of the 103,500,000 shares of Class A Common Stock were classified outside of permanent equity at their redemption value.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $57,622,729, consisting primarily of underwriting discounts of $56,925,000 (including $36,225,000 of which is deferred), and $697,729 of professional, filing, regulatory and other costs, were charged to additional paid-in capital.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk.  The net proceeds of the Public Offering and the IPO Private Placement, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on March 22, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On November 21, 2016, the Sponsor purchased the Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares automatically convert into shares of Class A Common Stock at the time of the initial Business Combination. Holders of Founder Shares may also elect to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock, subject to adjustment, at any time. In March 2017, the Sponsor transferred 33,000 Founder Shares to each of the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. Immediately prior to the pricing of the Public Offering, the Company effected stock dividends with respect to its Class B Common Stock of 14,375,000 shares thereof, resulting in the Initial Stockholders holding an aggregate of 25,875,000 Founder Shares. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the consummation of the Public Offering, the Sponsor purchased from the Company an aggregate of 15,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for a purchase price of $22,700,000) in the Private Placement. Each Private Placement Warrant entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 29, 2017, we consummated our Public Offering of 103,500,000 Units at a price of $10.00 per Unit, including 13,500,000 Units issued pursuant to the exercise by the underwriters of their over-allotment option, generating gross proceeds to us of $1,035,000,000. Citigroup Global Markets Inc., Credit Suisse Inc., Deutsche Bank Securities Inc., and Goldman, Sachs & Co. acted as joint book-running managers for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-216409) (the “Registration Statement”). The SEC declared the Registration Statement effective on March 24, 2017.

From November 16, 2016 (inception) through March 31, 2016, we incurred approximately $697,729 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $20,700,000 in underwriting discounts. In addition, the underwriters agreed to defer $36,225,000 in underwriting discounts, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. This loan was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 22, 2017.

After deducting the underwriting discounts (excluding the deferred portion of $36,225,000, which amount will be payable upon consummation of the initial Business Combination) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $1,057,700,000, of which $1,035,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER RUN ACQUISITION CORPORATION II (Registrant)

By:	/s/ THOMAS J. WALKER
Thomas J. Walker
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  May 10, 2017