Form 10-Q
period 2017-06-30
Silver Run Acquisition Corp II
filed 2017-08-11
CIK 1690769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38040

Silver Run Acquisition Corporation II

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4433840
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1000 Louisiana Street, Suite 1450
Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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

As of August 14, 2017, there were 103,500,000 shares of Class A Common Stock, par value $0.0001 per share, 25,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$232,578	$225,500
Prepaid expenses	146,246	—
Total current assets	378,824	225,500
Investment held in Trust Account	1,036,689,994	—
Deferred offering costs	—	169,552
Total assets	$1,037,068,818	$395,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$—	$72,052
Sponsor note	—	300,000
Franchise taxes payable	45,000	—
Income taxes payable	575,748	—
Total current liabilities	620,748	372,052

Deferred underwriting discounts	36,225,000	—
Total liabilities	36,845,748	372,052

Class A common stock subject to possible redemption; 99,522,306 (at redemption value of approximately $10.00 per share)	995,223,060	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 3,977,694 issued and outstanding (excluding 99,522,306 shares subject to possible redemption)	398	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 25,875,000 shares issued and outstanding	2,588	2,588
Additional paid-in capital	4,266,631	22,412
Retained earnings (accumulated deficit)	730,393	(2,000)
Total stockholders’ equity	5,000,010	23,000
Total liabilities and stockholders’ equity	$1,037,068,818	$395,052

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$—	$—

Operating expenses:
General and administrative expenses	336,853	336,853
Franchise taxes	45,000	45,000
Total operating expenses	(381,853)	(381,853)
Loss from operations	(381,853)	(381,853)

Other income — investment income on Trust Account	1,659,114	1,689,994

Income before provision for income taxes	1,277,261	1,308,141

Provision for income taxes	575,748	575,748

Net income attributable to common shares	$701,513	$732,393

Weighted average number of shares outstanding:
Basic (excluding shares subject to possible redemption)	29,861,101	27,945,143
Diluted	129,375,000	129,375,000

Net income per share
Basic	$0.02	$0.03
Diluted	$0.01	$0.01

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of December 31, 2016	—	$—	25,875,000	$2,588	$22,412	$(2,000)	$23,000
Sale of Class A Common Stock to Public	103,500,000	10,350	—	—	1,034,989,650	—	1,035,000,000
Underwriting discounts and offering expenses	—	—	—	—	(58,232,323)	—	(58,232,323)
Sale of 15,133,333 Private Placement Warrants at $1.50 per warrant	—	—	—	—	22,700,000	—	22,700,000
Shares subject to possible redemption	(99,522,306)	(9,952)	—	—	(995,213,108)	—	(995,223,060)
Net income	—	—	—	—	—	732,393	732,393
Balances as of June 30, 2017	3,977,694	$398	25,875,000	$2,588	$4,266,631	$730,393	$5,000,010

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017

(Unaudited)

Cash flows from operating activities:
Net income	$732,393
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,689,994)
Changes in operating assets and liabilities:
Prepaid expenses	(146,246)
Franchise taxes payable	45,000
Income taxes payable	575,748
Net cash used in operating activities	(483,099)

Cash flows from investing activities:
Cash deposited into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash flows from financing activities:
Proceeds from Public Offering	1,035,000,000
Proceeds from sale of Private Placement Warrants	22,700,000
Payment of underwriting discounts	(20,700,000)
Payment of offering costs	(1,209,823)
Payment of Sponsor note	(300,000)
Net cash provided by financing activities	1,035,490,177

Net increase in cash	7,078
Cash at beginning of period	225,500
Cash at end of period	$232,578

Supplemental disclosure of non-cash financing activities:
Deferred underwriting discounts	$36,225,000

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

As of June 30, 2017, the Company had not engaged in any significant operations. All activity for the period from November 16, 2016 (date of inception) through June 30, 2017 relates to the Company’s formation, the initial public offering (“Public Offering” as described below) and efforts directed towards locating and consummating a suitable initial Business Combination. The Company did not generate any operating revenues prior to June 30, 2017. The Company will generate non-operating income in the form of interest income earned on cash and cash equivalents held in trust account. The Company has selected December 31st as its fiscal year end.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial Business Combination.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events after June 30, 2017.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 22, 2017, as well as the Company’s Form 8-K filed with the SEC on April 4, 2017. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Offering or a minimum one year from the date of issuance of these financial statements.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,522,306 shares of Class A common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

As of June 30, 2017, marketable securities held in the Trust Account had a fair value of $1,036,689,994. At June 30, 2017, there was $1,689,994 of interest income held in the Trust Account available to be released to the Company to pay accrued tax expenses.

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

Accordingly, at June 30, 2017, 99,522,306 of the 103,500,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $58,232,323, consisting primarily of underwriting discounts of $56,925,000 (including $36,225,000 of which is deferred), and $1,307,323 of professional, filing, regulatory and other costs, were charged to additional paid-in capital.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and six months ended June 30, 2017, the Company recorded federal income tax expense of $575,748, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2017, was 35% and 35%, respectively, which does not differ significantly from the U.S. federal statutory income tax rate of 35 percent. The Company has also accrued franchise taxes of $45,000 for the three and six months ended June 30, 2017.

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

5.              Deferred Underwriting Discounts

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $36,225,000, to the underwriters upon the Company’s completion of an initial Business Combination (as discussed in Note 3). The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an initial Business Combination is not completed within 24 months after the Public Offering.

6.              Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 400,000,000 shares of Class A Common Stock and 50,000,000 shares of Class B Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2017, there were 103,500,000 shares of Class A Common Stock, of which 99,522,306 were classified outside of permanent equity, and 25,875,000 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2017 there were no shares of preferred stock issued or outstanding.

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

7.              Trust Account and Fair Value Measurements

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

As of June 30, 2017, marketable securities held in the Trust Account had a fair value of $1,036,689,994 which was invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less.

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$1,036,689,994	$1,036,689,994	$—	$—

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

For the three months ended June 30, 2017, we had a net income of $701,513, which consisted primarily of Interest income from Trust Account of $1,659,115. This income was offset by general and administrative expenses of $306,853, accrued tax expense of $620,748 and $30,000 of administrative fees paid to a related party.

For the six months ended June 30, 2017, we had a net income of $732,393, which consisted primarily of Interest income from Trust Account of $1,689,994. This income was offset by general and administrative expenses of $306,853, accrued tax expense of $620,748 and $30,000 of administrative fees paid to a related party.

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

At June 30, 2017 we had cash and cash equivalents held outside the Trust Account of $232,578 and a working capital deficit of $241,924. At June 30, 2017, funds held in the Trust Account consisted of money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

At June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On March 24, 2017, we entered into an administrative support agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $30,000 for such services for the three and six months ended June 30, 2017.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,522,306 shares of Class A common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Redeemable Common Stock

All of the 103,500,000 Public Shares contained a redemption feature which allowed for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, at June 30, 2017, 99,522,306 of the 103,500,000 shares of Class A Common Stock were classified outside of permanent equity at their redemption value.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $58,232,323, consisting primarily of underwriting discounts of $56,925,000 (including $36,225,000 of which  is deferred), and $1,307,323 of professional, filing, regulatory and other costs, were charged to additional paid-in capital.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk.  The net proceeds of the Public Offering and the IPO Private Placement, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

From November 16, 2016 (inception) through June 30, 2017, we incurred approximately $1,307,323 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $20,700,000 in underwriting discounts. In addition, the underwriters agreed to defer $36,225,000 in underwriting discounts, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. This loan was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on March 22, 2017.

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

Date:  August 9, 2017