Form 10-Q
period 2017-09-30
Silver Run Acquisition Corp II
filed 2017-11-13
CIK 1690769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-38040

Silver Run Acquisition Corporation II

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-4433840
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1000 Louisiana Street, Suite 1450 Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 13, 2017, there were 103,500,000 shares of Class A Common Stock, par value $0.0001 per share, 25,875,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$546,322	$225,500
Prepaid expenses	122,427	—
Total current assets	668,749	225,500
Investment held in Trust Account	1,038,946,417	—
Deferred offering costs	—	169,552
Total assets	$1,039,615,166	$395,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$—	$72,052
Sponsor note	1,500,000	300,000
Franchise taxes payable	90,000	—
Income taxes payable	1,349,746	—
Total current liabilities	2,939,746	372,052

Deferred underwriting discounts	36,225,000	—
Total liabilities	39,164,746	372,052

Class A common stock subject to possible redemption; 99,545,041 (at redemption value of approximately $10.00 per share)	995,450,410	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 3,954,959 issued and outstanding (excluding 99,545,041 shares subject to possible redemption)	395	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 25,875,000 shares issued and outstanding	2,588	2,588
Additional paid-in capital	4,039,284	22,412
Retained earnings (accumulated deficit)	957,743	(2,000)
Total stockholders’ equity	5,000,010	23,000
Total liabilities and stockholders’ equity	$1,039,615,166	$395,052

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues	$—	$—

Operating expenses:
General and administrative expenses	1,210,075	1,546,928
Franchise taxes	45,000	90,000
Total operating expenses	(1,255,075)	(1,636,928)
Loss from operations	(1,255,075)	(1,636,928)

Other income — investment income on Trust Account	2,256,423	3,946,417

Income before provision for income taxes	1,001,348	2,309,489

Provision for income taxes	773,998	1,349,746

Net income attributable to common shares	$227,350	$959,743

Weighted average number of shares outstanding:
Basic (excluding shares subject to possible redemption)	29,829,959	28,577,517
Diluted	129,375,000	129,375,000

Net income per share
Basic	$0.01	$0.03
Diluted	$0.00	$0.01

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017

(Unaudited)

						Retained
					Additional	Earnings
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of December 31, 2016	—	$—	25,875,000	$2,588	$22,412	$(2,000)	$23,000
Sale of Class A Common Stock to Public	103,500,000	10,350	—	—	1,034,989,650	—	1,035,000,000
Underwriting discounts and offering expenses	—	—	—	—	(58,232,323)	—	(58,232,323)
Sale of 15,133,333 Private Placement Warrants at $1.50 per warrant	—	—	—	—	22,700,000	—	22,700,000
Shares subject to possible redemption	(99,545,041)	(9,955)	—	—	(995,440,455)	—	(995,450,410)
Net income	—	—	—	—	—	959,743	959,743
Balances as of September 30, 2017	3,954,959	$395	25,875,000	$2,588	$4,039,284	$957,743	$5,000,010

See accompanying notes to unaudited condensed financial statements.

SILVER RUN ACQUISITION CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2017

(Unaudited)

Cash flows from operating activities:
Net income	$959,743
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,946,417)
Changes in operating assets and liabilities:
Prepaid expenses	(122,427)
Franchise taxes payable	90,000
Income taxes payable	1,349,746
Net cash used in operating activities	(1,669,355)

Cash flows from investing activities:
Cash deposited into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash flows from financing activities:
Proceeds from Public Offering	1,035,000,000
Proceeds from sale of Private Placement Warrants	22,700,000
Payment of underwriting discounts	(20,700,000)
Payment of offering costs	(1,209,823)
Proceeds from Sponsor note	1,500,000
Payment of Sponsor note	(300,000)
Net cash provided by financing activities	1,036,990,177

Net increase in cash	320,822
Cash at beginning of period	225,500
Cash at end of period	$546,322

Supplemental disclosure of non-cash financing activities:
Deferred underwriting discounts	$36,225,000

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

As of September 30, 2017, the Company had not engaged in any significant operations. All activity for the period from November 16, 2016 (date of inception) through September 30, 2017 relates to the Company’s formation, the initial public offering (“Public Offering” as described below) and efforts directed towards locating and consummating a suitable initial Business Combination. The Company did not generate any operating revenues prior to September 30, 2017. The Company will generate non-operating income in the form of interest income earned on cash and cash equivalents held in trust account. The Company has selected December 31st as its fiscal year end.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events after September 30, 2017.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 22, 2017, as well as the Company’s Form 8-K filed with the SEC on April 4, 2017. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Business Combination or a minimum one year from the date of issuance of these financial statements.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,545,041 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

As of September 30, 2017, marketable securities held in the Trust Account had a fair value of $1,038,946,417. At September 30, 2017, there was $3,946,417 of interest income held in the Trust Account available to be released to the Company to pay accrued tax expenses.

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

Accordingly, at September 30, 2017, 99,545,041 of the 103,500,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three and nine months ended September 30, 2017, the Company recorded federal income tax expense of $773,998 and $1,349,746, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2017, was 35% and 35%, respectively, which does not differ significantly from the U.S. federal statutory income tax rate.

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

Related Party Loans

On November 22, 2016, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the ‘‘2016 Note’’). This loan is non-interest bearing and payable on the earlier of March 31, 2017 or the completion of the Public Offering. On November 22, 2016, the Company borrowed $300,000 under the 2016 Note. On March 29, 2017, the full $300,000 balance of the 2016 Note was repaid to the Sponsor.

On September 27, 2017, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses related to the business combination pursuant to a promissory note (the ‘‘2017 Note’’). This loan is non-interest bearing and payable on the earlier of March 29, 2019 or the date on which the Company consummates a business combination. On September 27, 2017, the Company borrowed $1,500,000 under the 2017 Note. At the time of this filing, $1,500,000 remains outstanding on the 2017 Note.

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

Riverstone Contribution Agreement and Business Combination Forward Purchase Agreement

See Note 8 for a description of the contribution agreement entered into between the Company and Riverstone VI Alta Mesa Holdings, L.P. on August 16, 2017 and the related forward purchase agreement entered into between the Company and Fund VI Holdings.

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

6.              Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 400,000,000 shares of Class A Common Stock and 50,000,000 shares of Class B Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2017, there were 103,500,000 shares of Class A Common Stock, of which 99,545,041 were classified outside of permanent equity, and 25,875,000 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2017 there were no shares of preferred stock issued or outstanding.

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

As of September 30, 2017, marketable securities held in the Trust Account had a fair value of $1,038,946,417 which was invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less.

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$1,038,946,417	$1,038,946,417	$—	$—

8.              Contribution and Forward Purchase Agreements

Contribution Agreements

On August 16, 2017, the Company entered into:

•                  the Contribution Agreement dated as of August 16, 2017 (as the same may be amended from time to time, the “Alta Mesa Contribution Agreement”), among High Mesa Holdings, LP, a Delaware limited partnership (the “Alta Mesa Contributor”), High Mesa Holdings GP, LLC, a Texas limited liability company and the sole general partner of the Alta Mesa Contributor, Alta Mesa Holdings, LP, a Texas limited partnership (“Alta Mesa”), Alta Mesa Holdings GP, LLC, a Texas limited liability company and sole general partner of Alta Mesa (“Alta Mesa GP”), and, solely for certain provisions therein, the equity owners of the Alta Mesa Contributor, pursuant to which the Company will acquire from the Alta Mesa Contributor (a) all of the limited partner interests in Alta Mesa held by the Alta Mesa Contributor and (b) 100% of the economic interests and 90% of the voting interests in Alta Mesa GP;

•                  the Contribution Agreement, dated as of August 16, 2017 (as the same may be amended from time to time, the “Kingfisher Contribution Agreement”), among KFM Holdco, LLC, a Delaware limited liability company (the “Kingfisher Contributor”), Kingfisher Midstream, LLC, a Delaware limited liability company (“Kingfisher”), and, solely for certain provisions therein, the equity owners of the Kingfisher Contributor, pursuant to which the Company will acquire 100% of the outstanding membership interests in Kingfisher; and

•                  the Contribution Agreement, dated as of August 16, 2017 (as the same may be amended from time to time, the “Riverstone Contribution Agreement” and, together with the Alta Mesa Contribution Agreement and the Kingfisher Contribution Agreement, the “Contribution Agreements”), between Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor”), pursuant to which the Company will acquire from the Riverstone Contributor all of the limited partner interests in Alta Mesa held by the Riverstone Contributor.

Pursuant to the Contribution Agreements, the Company will contribute cash to SRII Opco, LP, a Delaware limited partnership and wholly owned subsidiary of the Company (“SRII Opco”), in exchange for (a) a number of common units representing limited partner interests in SRII Opco (the “SRII Opco Common Units”) equal to the number of shares of the Company’s Class A common stock, outstanding as of the closing (the “Closing”) of the transactions contemplated by the Contribution Agreements (the “Transactions”), and (b) a number of SRII Opco warrants exercisable for SRII Opco Common Units equal to the number of the Company’s warrants outstanding as of the Closing.  Following the Closing, the Company will control SRII Opco through its ownership of SRII Opco GP, LLC, the sole general partner of SRII Opco.

Pursuant to the terms of the Alta Mesa Contribution Agreement, at the Closing, the Alta Mesa Contributor will receive consideration consisting of 220,000,000 SRII Opco Common Units, as adjusted (i) upward for any  inorganic acquisition capital expenditures invested by Alta Mesa during the interim period (based on a value of $10.00 per SRII Opco Common Unit), (ii) downward for the Riverstone Contributor’s $200 million contribution to Alta Mesa, which was made in connection with the parties entering into the Contribution Agreements (based on a value of $10.00 per SRII Opco Common Unit), and (iii) downward for debt and transaction expenses (based on a value of $10.00 per SRII Opco Common Unit). The Alta Mesa Contributor will also purchase from the Company a number of shares of a new class of common stock designated as the Class C common stock equal to the number of SRII Opco Common Units received by the Alta Mesa Contributor at the Closing.

In addition to the above, for a period of seven years following the Closing, the Alta Mesa Contributor will be entitled to receive an aggregate of up to $800 million in earn-out consideration if the 20-day volume-weighted average price (“20-Day VWAP”) of the Class A common stock equals or exceeds certain prices (each such payment, an “Earn-Out Payment”).  The earn-out consideration will be paid in the form of SRII Opco Common Units (and the Alta Mesa Contributor will acquire a corresponding number of shares of Class C common stock) as follows based on the specified 20-Day VWAP hurdle: $14.00 - 10,714,285 SRII Opco Common Units; $16.00 - 9,375,000 SRII Opco Common Units; $18.00 — 13,888,889 SRII Opco Common Units and $20.00 — 12,500,000 SRII Opco Common Units.

The Alta Mesa Contributor will not be entitled to receive a particular Earn-Out Payment on more than one occasion and, if, on a particular date, the 20-Day VWAP entitles the Alta Mesa Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the Alta Mesa Contributor will be entitled to receive each such Earn-Out Payment. The Alta Mesa Contributor will be entitled to the earn-out consideration in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of its assets, if the consideration paid to holders of Class A common stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

The Company will also contribute $400 million in cash to Alta Mesa at the Closing.

Pursuant to the Kingfisher Contribution Agreement, at the Closing, the Kingfisher Contributor will receive consideration consisting of:

•                  55,000,000 SRII Opco Common Units; and

•                  subject to the Kingfisher Contributor’s election to receive additional SRII Opco Common Units as described below, $800 million in cash, as adjusted for net working capital, debt, transaction expenses, capital expenditures and banking fees.

The Kingfisher Contributor will also purchase from the Company a number of shares of Class C common stock equal to the number of SRII Opco Common Units received by the Kingfisher Contributor at the Closing.

If the Company does not have cash on hand at the Closing necessary to pay the cash consideration to the Kingfisher Contributor, the Kingfisher Contributor has the option to receive any deficit in the form of SRII Opco Common Units (and acquire a corresponding number of shares of Class C common stock) valued at $10.00 per SRII Opco Common Unit. At the Closing, $5 million of the cash consideration to be received by the Kingfisher Contributor will be funded into escrow to satisfy any post-Closing purchase price adjustments. If such escrowed amount is insufficient to satisfy any post-Closing adjustment, then the Kingfisher Contributor will transfer to the Company a number of SRII Opco Common Units (not to exceed 16,000,000 SRII Opco Common Units), and a corresponding number of shares of Class C common stock, with a value equal to the deficiency.

In addition to the above, for a period of seven years following the Closing, the Kingfisher Contributor will be entitled to receive an aggregate of up to $200 million in earn-out consideration if the 20-Day VWAP of the Class A Common Stock equals or exceeds certain prices.  The earn-out consideration will be paid in the form of SRII Opco Common Units (and the Kingfisher Contributor will acquire a corresponding number of shares of Class C common stock) as follows based on the specified 20-Day VWAP hurdle: $14.00 — 7,142,857 SRII Opco Common Units and $16.00 — 6,250,000 SRII Opco Common Units.

The terms of the payment of the earn-out consideration, including in connection with a liquidity event of the Company, are substantially similar to the terms of the payment of the earn-out consideration to the Alta Mesa Contributor described above.

Pursuant to the Riverstone Contribution Agreement, the Riverstone Contributor will receive 20,000,000 SRII Opco Common Units in exchange for the Riverstone Contributor’s limited partner interests in Alta Mesa and will acquire an equal number of shares of Class C common stock from the Company.

The Contribution Agreements contain customary representations, warranties and covenants and may be terminated by the parties thereto as set forth therein, including if the Transactions are not consummated by February 28, 2018.  The Transactions will constitute a “Business Combination” under the Company’s amended and restated certificate of incorporation.

Business Combination Forward Purchase Agreement

In connection with the execution of the Contribution Agreements, on August 16, 2017, the Company entered into a forward purchase agreement (the “Business Combination Forward Purchase Agreement”) with Fund VI Holdings, pursuant to which the Company has agreed to sell at the Closing, and Fund VI Holdings has agreed to purchase, up to $200 million of shares of Class A common stock at a purchase price of $10.00 per share. The number of shares of Class A common stock to be sold by the Company, and purchased by Fund VI Holdings, will equal that number which, after payment of the aggregate purchase price paid by Fund VI Holdings under the Business Combination Forward Purchase Agreement, will result in gross proceeds to the Company in an aggregate amount necessary to satisfy any exercise of rights of the public stockholders in connection with the Transactions or determined by the Company and Fund VI Holdings to be necessary for general corporate purposes in connection with or following consummation of the Transactions, but in no event will the number of shares of Class A common stock purchased exceed 20,000,000 shares.

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

For the three months ended September 30, 2017, we had a net income of $227,350, which consisted primarily of Interest income from Trust Account of $2,256,423. This income was offset by general and administrative expenses of $1,180,075, accrued franchise and tax expense of $818,998 and $30,000 of administrative fees paid to a related party.

For the nine months ended September 30, 2017, we had a net income of $959,743, which consisted primarily of Interest income from Trust Account of $3,946,417. This income was offset by general and administrative expenses of $1,486,928, accrued franchise and tax expense of $1,439,746 and $60,000 of administrative fees paid to a related party.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the sponsor, Silver Run Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of two loans from the Sponsor, in the amounts of $300,000 and $1,500,000. The first of these two loans was repaid upon the closing of the Public Offering and the other is payable on the earlier of March 29, 2019 or the date on which the Company consummates a business combination.

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

At September 30, 2017 we had cash and cash equivalents held outside the Trust Account of $546,332 and a working capital deficit of $2,270,997. At September 30, 2017, funds held in the Trust Account consisted of money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

At September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On March 24, 2017, we entered into an administrative support agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $30,000 and $60,000 for such services for the three and nine months ended September 30, 2017, respectively.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,545,041 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Redeemable Common Stock

All of the 103,500,000 Public Shares contained a redemption feature which allowed for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, at September 30, 2017, 99,545,041 of the 103,500,000 shares of Class A Common Stock were classified outside of permanent equity at their redemption value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk.  The net proceeds of the Public Offering and the IPO Private Placement, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

2.1

Contribution Agreement, dated as of August 16, 2017, among High Mesa Holdings, LP, High Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, Silver Run Acquisition Corporation II and, solely for certain provisions therein, the Contributor Owners party thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-k filed on August 17, 2017).

2.2

Contribution Agreement, dated as of August 16, 2017, among KFM Holdco, LLC, Kingfisher Midstream, LLC, Silver Run Acquisition Corporation II and, solely for certain provisions therein, the Contributor Members party thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-k filed on August 17, 2017).

2.3

Contribution Agreement, dated as of August 16, 2017, between Riverstone VI Alta Mesa Holdings, L.P. and Silver Run Acquisition Corporation II (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-k filed on August 17, 2017).

10.1

Forward Purchase Agreement, dated as of August 16, 2017, between Silver Run Acquisition Corporation II and Riverstone VI SR II Holdings, L.P (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on August 17, 2017).

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
Date: November 13, 2017