Form 10-K
period 2017-12-31
Alta Mesa Resources, Inc. /DE
filed 2018-03-29
CIK 1690769

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-38040

ALTA MESA RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-4433840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15021 Katy Freeway, Suite 400
Houston, Texas 77094	77094
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (281) 530-0991

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Capital Market
Warrants to purchase one share of Class A Common Stock	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐		Smaller reporting company ☐
Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), held by non-affiliates of the Company was approximately $1,048,455,000.

As of March 29, 2018, there were 169,371,730 shares of Class A Common Stock and 213,402,398 shares of Class C Common Stock, par value $0.0001 per share outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•                  “20-Day VWAP” are to the per share volume-weighted average price at which the Class A Common Stock is traded over a 20 trading day period;

•                  “Alta Mesa” are to Alta Mesa Holdings, LP, a Delaware limited partnership;

•                  “Alta Mesa Contribution Agreement” are to the Contribution Agreement, dated as of August 16, 2017, among the Alta Mesa Contributor, High Mesa GP, the sole general partner of the Alta Mesa Contributor, Alta Mesa, Alta Mesa GP, AMRI and, solely for certain provisions therein, the equity owners of the Alta Mesa Contributor;

•                  “Alta Mesa Contributor” are to High Mesa Holdings, LP, a Delaware limited partnership;

•                  “Alta Mesa GP” are to Alta Mesa Holdings GP, LLC, a Texas limited liability company and sole general partner of Alta Mesa;

•                  “Alta Mesa Parties” are to Alta Mesa and Alta Mesa GP;

•                  “AMRI” are to Alta Mesa Resources, Inc.;

•                  “Business Combination” are to the transactions contemplated by the Contribution Agreements;

•                  “Charter” are to our Second Amended and Restated Certificate of Incorporation;

•                  “Class A Common Stock” are to our Class A Common Stock, par value $0.0001 per share;

•                  “Class B Common Stock” are to our Class B Common Stock, par value $0.0001 per share;

•                  “Class C Common Stock” are to our Class C Common Stock, par value $0.0001 per share;

•                  “Closing” are to the closing of the Business Combination;

•                  “Closing Date” are to the date on which the Closing occurred, which was February 9, 2018;

•                  “Company,” “we,” “our,” or “us” and similar terms, (i) in the context of AMRI’s E&P Business, refer to Alta Mesa prior to the Business Combination and to AMRI subsequent to the Business Combination, (ii) in the context of AMRI’s Midstream Business, refer to Kingfisher prior to the Business Combination and to AMRI subsequent to the Business Combination, and (iii) in all other contexts refers to AMRI (formerly Silver Run Acquisition Corporation II) and its subsidiaries;

•                  “Contribution Agreements” are to the Alta Mesa Contribution Agreement, the Kingfisher Contribution Agreement and the Riverstone Contribution Agreement, collectively;

•                  “Contributors” are to the Alta Mesa Contributor, the Kingfisher Contributor and the Riverstone Contributor, collectively;

•                  “E&P Business” are to our exploration and production business focused on the development and acquisition of unconventional oil and natural gas reserves in the eastern portion of the Anadarko Basin referred to as the STACK;

•                  “Forward Purchase Agreement” are to the Forward Purchase Agreement, dated as of March 17, 2017, by and between AMRI and Fund VI Holdings;

•                  “founder shares” are to shares of our Class B Common Stock purchased by our Sponsor in a private placement prior to our IPO, which were converted into shares of Class A Common Stock on a one-for-one basis in connection with the Closing;

•                  “Fund VI Holdings” are to Riverstone VI SR II Holdings, L.P., a Delaware limited partnership;

•                  “High Mesa GP” are to High Mesa Holdings GP, LLC, a Texas limited liability company;

•                  “initial business combination” are to our initial merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•                  “Initial Limited Partners” are to the Alta Mesa Contributor and the Riverstone Contributor;

•                  “initial stockholders” are to holders of our founder shares prior to our IPO, including our Sponsor and our independent directors prior to the Business Combination;

•                  “IPO” are to our initial public offering of units, which closed on March 29, 2017;

•                  “Kingfisher” are to Kingfisher Midstream, LLC, a Delaware limited liability company;

•                  “Kingfisher Contribution Agreement” are to the Contribution Agreement, dated as of August 16, 2017, among the Kingfisher Contributor, Kingfisher, AMRI and, solely for certain provisions therein, the equity owners of the Kingfisher Contributor;

•                  “Kingfisher Contributor” are to KFM Holdco, LLC, a Delaware limited liability company;

•                  “management” or our “management team” are to our officers and directors;

•                  “Midstream Business” are to our crude oil gathering, gas gathering and processing and marketing to producers of natural gas, NGLs, crude oil and condensate in the STACK play;

•                  “non-STACK assets” are to assets of Alta Mesa (including the Weeks Island assets) other than its oil and gas assets located in the STACK;

•                  “Phase II assets” are to a second natural gas cryogenic processing facility, which will be located adjacent to our existing 60 MMcf/d cryogenic processing facility, with a processing capacity of 200 MMcf/d;

•                  “Preferred Stock” are to our Series A Preferred Stock and Series B Preferred Stock;

•                  “Private Placement Warrants” are to the warrants issued to the Sponsor in a private placement simultaneously with the closing of our IPO;

•                  “Private Placements” are to the issuance and sale of 40,000,000 shares of Class A Common Stock and 13,333,333 Private Placement Warrants to Fund VI Holdings pursuant to the Forward Purchase Agreement;

•                  “public shares” are to shares of our Class A Common Stock sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market);

•                  “public stockholders” are to the holders of our public shares;

•                  “Public Warrants” are to the warrants sold as part of the units in the IPO;

•                  “Riverstone” are to Riverstone Investment Group LLC and its affiliates, including our Sponsor, Fund VI Holdings and the Riverstone Contributor, collectively;

•                  “Riverstone Contribution Agreement” are to the Contribution Agreement, dated as of August 16, 2017, between the Riverstone Contributor and AMRI;

•                  “Riverstone Contributor” are to Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership;

•                  “Series A Preferred Stock” are to our Series A Preferred Stock, par value $0.0001 per share;

•                  “Series B Preferred Stock” are to our Series B Preferred Stock, par value $0.0001 per share;

•                  “Sponsor” are to Silver Run Sponsor II, LLC, a Delaware limited liability company and an affiliate of Riverstone;

•                  “SRII Opco” are to SRII Opco, LP, a Delaware limited partnership;

•                  “SRII Opco Common Units” are to common units representing limited partner interests in SRII Opco;

•                  “STACK” is an acronym describing both its location—Sooner Trend Anadarko Basin Canadian and Kingfisher County—and the multiple, stacked productive formations present in the area;

•                  “Tax Receivable Agreement” are to the Tax Receivable Agreement entered into at Closing among AMRI, SRII Opco and the Initial Limited Partners;

•                  “Transactions” are to (a) the consummation of the Business Combination, (b) the completion of the Private Placements and (c) the conversion of the founder shares into shares of Class A Common Stock on a one-for-one basis in connection with the Business Combination;

•                  “units” are to our units sold in our IPO, each of which consists of one share of Class A Common Stock and one-third of one Public Warrant; and

•                  “voting common stock” are to our Class A Common Stock and Class C Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Report includes “forward-looking statements.” All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial condition, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could”, “should”, “will”, “play”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in this Report. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•                  the benefits of the Business Combination;

•                  the future financial performance of the combined company following the Business Combination;

•                  our business strategy;

•                  our reserve quantities and the present value of our reserves;

•                  our exploration and drilling prospects, inventories, projects and programs;

•                  our horizontal drilling, completion and production technology;

•                  our ability to replace the reserves we produce through drilling and property acquisitions;

•                  our financial strategy, liquidity and capital required for our development program;

•                  future oil and natural gas prices;

•                  the supply and demand for natural gas, NGLs, crude oil and midstream services;

•                  the timing and amount of future production of oil and natural gas;

•                  our hedging strategy and results;

•                  the drilling and completion of wells, including statements about future horizontal drilling plans;

•                  competition and government regulation;

•                  our ability to obtain permits and governmental approvals;

•                  changes in the Oklahoma forced pooling system;

•                  pending legal and environmental matters;

•                  our future drilling plans;

•                  our marketing of oil, natural gas and natural gas liquids;

•                  our leasehold or business acquisitions;

•                  our costs of developing our properties;

•                  our liquidity and access to capital;

•                  our ability to hire, train or retain qualified personnel;

•                  general economic conditions;

•                  operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, NGLs, crude oil and midstream products;

•                  our future operating results, including initial production values and liquid yields in our type curve areas;

•                  disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;

•                  the costs, terms and availability of gathering, processing, fractionation and other midstream services; and

•                  our plans, objectives, expectations and intentions contained in this Report that are not historical.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the ability of the combined company to realize the anticipated benefits of the Business Combination, costs related to the Business Combination, commodity price volatility, low prices for oil, natural gas and/or natural gas liquids, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described under “Risk Factors” in this Report.

Should one or more of the risks or uncertainties described in this Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Report.

v

PART I

Item 1.  Business

Introduction

We were originally formed in November 2016 as a special purpose acquisition company under the name Silver Run Acquisition Corporation II for the purpose of effecting an initial business combination. On March 29, 2017, we consummated our IPO generating net proceeds of approximately $1.0 billion. Simultaneously with the closing of our IPO, we completed the private sale of 15,133,333 warrants (the “Private Placement Warrants”) to Silver Run Sponsor II, LLC (the “Sponsor”) generating gross proceeds to us of $22,700,000. A total of $1.035 billion (including approximately $36.2 million in deferred underwriting commissions to the underwriters of the IPO), which represents $1.0143 billion of the proceeds from the IPO after deducting upfront underwriting commissions of $20.7 million, and the proceeds of the sale of the Private Placement Warrants were placed in the Trust Account (the “Trust Account”) to be used to fund an initial business combination. Until the consummation of the Business Combination, our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), warrants and units, consisting of one share of Class A Common Stock and one-third of one warrant (“units”), were traded on The NASDAQ Capital Market (“NASDAQ”) under the ticker symbols “SRUN,” “SRUNW” and “SRUNU,” respectively.

At December 31, 2017, we had not yet completed a business combination and, except for fund raising transactions, searching for an appropriate business combination and entering into agreements necessary to consummate a business combination, we had no business operations during 2017. On February 9, 2018 (the “Closing Date”), we consummated the acquisition of Alta Mesa Holdings, LP (“Alta Mesa”) and Kingfisher Midstream, LLC (“Kingfisher”) (such acquisition, the “Business Combination”). In connection with the Business Combination, Alta Mesa became our accounting predecessor. However, since this report is as of December 31, 2017, the businesses of Alta Mesa and Kingfisher are not described herein in detail. The Business Combination (including the businesses of Alta Mesa and Kingfisher) is described in detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2018, and in our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 19, 2018.

On the Closing Date, we consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa, (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa Holdings GP, LLC, the sole general partner of Alta Mesa (“Alta Mesa GP”), and (iii) all of the membership interests in Kingfisher, pursuant to:

•                 the Contribution Agreement, dated as of August 16, 2017 (the “Alta Mesa Contribution Agreement”), among High Mesa Holdings, LP (the “Alta Mesa Contributor”), High Mesa Holdings GP, LLC, the sole general partner of the Alta Mesa Contributor, Alta Mesa, Alta Mesa GP, LLC, us and the equity owners of the Alta Mesa Contributor;

•                  the Contribution Agreement, dated as of August 16, 2017 (the “Kingfisher Contribution Agreement”), among KFM Holdco, LLC (the “Kingfisher Contributor”), Kingfisher, us and the equity owners of the Kingfisher Contributor; and

•                  the Contribution Agreement, dated as of August 16, 2017 (the “Riverstone Contribution Agreement” and, together with the Alta Mesa Contribution Agreement and the Kingfisher Contribution Agreement, the “Contribution Agreements”), between Riverstone VI Alta Mesa Holdings, L.P. (the “Riverstone Contributor” and, together with the Alta Mesa Contributor and the Kingfisher Contributor, the “Contributors”) and us.

At the closing of the Business Combination (the “Closing”),

•                  we issued 40,000,000 shares of Class A Common Stock and warrants to purchase 13,333,333 shares of Class A Common Stock to Riverstone VI SR II Holdings, L.P. (“Fund VI Holdings”) pursuant to the terms of that certain Forward Purchase Agreement, dated as of March 17, 2017 (the “Forward Purchase Agreement”) for cash proceeds of $400 million to us;

•                  we contributed $1,406 million in cash (the proceeds of the Forward Purchase Agreement and the net proceeds (after redemptions) of the Trust Account) to SRII Opco, LP, a Delaware limited partnership (“SRII Opco”), in exchange for (i) 169,371,730 of the common units (approximately 44.2%) representing limited partner interests (the “SRII Opco Common Units”) in SRII Opco issued to us and (ii) 62,966,666 warrants to purchase SRII Opco Common Units (“SRII Opco Warrants”) issued to us;

•                  we caused SRII Opco to issue 213,402,398 SRII Opco Common Units (approximately 55.8%) to the Contributors in exchange for the ownership interests in Alta Mesa, Alta Mesa GP and Kingfisher contributed to SRII Opco by the Contributors;

•                  we agreed to cause SRII Opco to issue up to 59,871,031 SRII Opco Common Units to the Alta Mesa Contributor and the Kingfisher Contributor if the earn-out consideration provided for in the Contribution Agreements is earned by the Alta Mesa Contributor or the Kingfisher Contributor pursuant to the terms of the Contribution Agreements;

•                  we issued to each of the Contributors a number of shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), equal to the number of the SRII Opco Common Units received by such Contributor at the Closing;

•                  SRII Opco distributed to the Kingfisher Contributor cash in the amount of approximately $814.8 million in partial payment for the ownership interests in Kingfisher contributed by the Kingfisher Contributor; and

•                  SRII Opco entered into a voting agreement with the owners of the remaining 10% voting interests in Alta Mesa GP whereby such other owners agreed to vote their interests in Alta Mesa GP as directed by SRII Opco.

Holders of Class C Common Stock, together with holders of Class A Common Stock, voting as a single class, have the right to vote on all matters properly submitted to a vote of the stockholders, but holders of Class C Common Stock are not entitled to any dividends or liquidating distributions from us. After a specified period of time after Closing, the Contributors will generally have the right to cause SRII Opco to redeem all or a portion of their SRII Opco Common Units in exchange for shares of our Class A Common Stock or, at SRII Opco’s option, an equivalent amount of cash. However, we may, at our option, effect a direct exchange of cash or Class A Common Stock for such SRII Opco Common Units in lieu of such a redemption by SRII Opco. Upon the future redemption or exchange of SRII Opco Common Units held by a Contributor, a corresponding number of shares of Class C Common Stock will be cancelled.

In connection with the Closing, we also issued (i) one share of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), to each of Bayou City Energy Management, LLC (“Bayou City”), HPS Investment Partners, LLC (“HPS”), and AM Equity Holdings, LP (“AM Management”), and (ii) one share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), to the Riverstone Contributor. None of the holders of the Series A Preferred Stock or Series B Preferred Stock are entitled to any dividends from us related to such Preferred Stock, but such holders are entitled to preferred distributions in liquidation in the amount of $0.0001 per share of Preferred Stock, and have limited voting rights as described below. Shares of the Preferred Stock are redeemable for the par value thereof by us upon the earlier to occur of (1) the fifth anniversary of the Closing Date, (2) the optional redemption of such Preferred Stock at the election of the holder thereof or (3) upon a breach by the holder of the transfer restrictions applicable to such Preferred Stock. For so long as the Series A Preferred Stock or Series B Preferred Stock remains outstanding, as applicable, the holders thereof will be entitled to nominate and elect directors to our board of directors for a period of up to five years following the Closing based on their and their affiliates’ beneficial ownership of Class A Common Stock.

On February 6, 2018, our stockholders voted to approve the Business Combination. In connection with that vote, the holders of shares of Class A Common Stock originally sold as part of the units issued in our IPO (such holders, the “public stockholders”), were provided with the opportunity to redeem shares of Class A Common Stock then held by them for cash equal to approximately $10.00 per share. Public holders of 3,270 shares of Class A Common Stock elected to redeem those shares and, at the Closing, $32,944 held in the Trust Account was paid to such redeeming shareholders and the remaining $1,042.7 million held in the Trust Account was disbursed to us to fund our obligations under the Contribution Agreements and to pay the underwriters’ deferred discount arising out of the IPO.

Following the Business Combination, we changed our name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” and continued the listing of our Class A Common Stock and Public Warrants on NASDAQ under the symbols “AMR” and “AMRWW,” respectively. Following the completion of the Business Combination, the size of our board of directors was expanded from four directors to 11, including one director appointed by Bayou City and its affiliates, one director appointed by HPS and its affiliates and two directors appointed by AM Management and its affiliates, as the holders of our Series A Preferred Stock, and three directors appointed by the Riverstone Contributor and its affiliates, as the holder of our Series B Preferred Stock. In addition, in connection with the Business Combination, we appointed the management team of Alta Mesa to hold most of our executive officer positions.

Following the Closing, Alta Mesa is considered our accounting predecessor. Alta Mesa and Kingfisher continue to exist as separate subsidiaries of SRII Opco and those entities are separately financed, with each having debt obligations that are not obligations of the other. Consequently, references herein to Alta Mesa and to Kingfisher are to those entities and not to the Company as a whole.

Business Overview

As a result of the Business Combination, our only significant asset is our ownership of an approximate 44.2% partnership interest in SRII Opco. SRII Opco owns all of the economic interests in each of Alta Mesa and Kingfisher. Founded in 1987, Alta Mesa, the predecessor to our E&P Business, was an independent exploration and production company focused on the development and acquisition of unconventional oil and natural gas reserves in the eastern portion of the Anadarko Basin referred to as the STACK. The STACK is an acronym describing both its location—Sooner Trend Anadarko Basin Canadian and Kingfisher County—and the multiple, stacked productive formations present in the area. The STACK is a prolific hydrocarbon system with high oil and liquids-rich natural gas content, multiple horizontal target horizons, extensive production history and historically high drilling success rates. As of December 31, 2017, we had assembled a highly contiguous position of approximately 130,000 net acres largely in the up-dip, naturally-fractured oil portion of the STACK in eastern Kingfisher County, Oklahoma. Our drilling locations are in our primary target formations comprised of the Osage, Meramec and Oswego. We continue to opportunistically acquire acreage in our non-operated locations with the goal of operating wells in these locations. We are currently operating seven horizontal drilling rigs in the STACK with plans to increase that number of rigs to eight at the end of 2018.

Our Midstream Business was started by Kingfisher on January 30, 2015 for the purpose of acquiring, developing and operating midstream oil and gas assets. We primarily focus on providing crude oil gathering, gas gathering and processing and marketing to producers of natural gas, NGLs, crude oil and condensate in the STACK play. Our midstream energy asset network includes approximately 308 miles of existing low and high pressure pipelines, a 60 MMcf/d cryogenic natural gas processing plant, 10 MMcf/d in offtake processing, compression facilities, crude storage, NGL storage and purchasing and marketing capabilities.

Our goal is to build a premier development and acquisition company focused on horizontal drilling and gas gathering in the STACK.

Organizational Structure

The following diagram illustrates our ownership structure immediately following the Closing.

(1)                  Includes (x) shares of Class C Common Stock, one share of Series B Preferred Stock owned by the Riverstone Contributor and a 5.2% limited partner interest in SRII Opco and (y) shares of Class A Common Stock owned by Fund VI Holdings.

(2)                  Includes shares of Class A Common Stock issued upon conversion of the founders shares to our Sponsor and independent directors.

(3)                  The Series A Preferred Stock and the Series B Preferred Stock will not have any voting rights (other than the right to nominate a certain number of directors for election to our board of directors as described herein) or rights with respect to dividends but are entitled to preferred distributions in liquidation in the amount of $0.0001 per share.

(4)                  Certain existing owners of Alta Mesa, including Harlan H. Chappelle, our Chief Executive Officer and a director, Michael E. Ellis, our Chief Operating Officer, Upstream and a director, and certain affiliates of Bayou City and HPS, own an aggregate 10% voting interest in Alta Mesa GP. These existing owners are a party to a voting agreement with SRII Opco and the existing owners will agree to vote their interests in Alta Mesa GP as directed by SRII Opco.

Additional Information

Our principal executive offices are located at 15021 Katy Freeway, Suite 400, Houston, Texas 77094, and our telephone number is (281) 530-0991. Our website is www.altamesa.net. Information on our website or any other website is not incorporated by reference into, and does not constitute a part of, this Report.

Our Emerging Growth Company Status

As a company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may, for up to five years, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:

•                  the presentation of only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•                  deferral of the independent registered public accounting firm attestation requirement on the effectiveness of our system of internal control over financial reporting;

•                  exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

•                  exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report in which the independent registered public accounting firm would be required to provide additional information about the audit and the financial statements of the Company; and

•                  reduced disclosure about executive compensation arrangements.

We may take advantage of these provisions until we are no longer an emerging growth company, which will occur on the earliest of (i) the last day of the fiscal year following March 29, 2022, the fifth anniversary of our IPO, (ii) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue, (iii) the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have elected to take advantage of each of the exemptions for emerging growth companies.

Accordingly, the information that we provide you may be different than what you may receive from other public companies in which you hold equity interests.

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, including our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Any of these risks may have a material adverse effect on our business, financial condition, results of operations and cash flows and our prospects could be harmed. In that event, the price of our securities could decline and you could lose part or all of your investment.

Risks Related to Our Securities and Capital Structure

Our only significant asset is the ownership of the general partner interest and a 44.2% limited partner interest in SRII Opco, and such ownership may not be sufficient to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations, including under the Tax Receivable Agreement.

We have no direct operations and no significant assets other than the ownership of the general partner interest and a 44.2% limited partner interest in SRII Opco. We will depend on SRII Opco and its subsidiaries, including Alta Mesa and Kingfisher, for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Subject to certain restrictions, SRII Opco generally is required to (i) make pro rata distributions to its partners, including us, in an amount at least sufficient to allow us to pay our taxes and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing future indebtedness of SRII Opco and its subsidiaries, including Alta Mesa and Kingfisher, as well as the financial condition and operating requirements of Alta Mesa and Kingfisher may limit our ability to obtain cash from SRII Opco. The earnings from, or other available assets of, SRII Opco and its subsidiaries, including Alta Mesa and Kingfisher, may not be sufficient to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations. SRII Opco will be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of its SRII Opco Common Units, including us. As a result, we generally will incur income taxes on our allocable share of any net taxable income of SRII Opco. Under the terms of the agreement of limited partnership of SRII Opco (the “SRII Opco LPA”), SRII Opco is obligated to make tax distributions to holders of its SRII Opco Common Units, including us, except to the extent such distributions would render SRII Opco insolvent or are otherwise prohibited by law or any of our current or future debt agreements. In addition to tax expenses, we will also incur expenses related to our operations, our interests in SRII Opco and related party agreements, including payment obligations under the Tax Receivable Agreement, and expenses and costs of being a public company, all of which could be significant. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement.” To the extent that we need funds and SRII Opco or any of its subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition, including our ability to pay our income taxes when due.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on Alta Mesa and Kingfisher, we cannot assure you that this diligence revealed all material issues that may be present in the businesses of Alta Mesa or Kingfisher, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could lead to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date the Contribution Agreements were executed or the date of this Report.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, trading in the shares of our Class A Common Stock had not been active. Accordingly, the valuation ascribed to Alta Mesa, Kingfisher and our Class A Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•                  actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•                  changes in the market’s expectations about our operating results;

•                  success of our competitors;

•                  our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•                  changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•                  operating and stock price performance of other companies that investors deem comparable to us;

•                  changes in laws and regulations affecting our business;

•                  commencement of, or involvement in, litigation involving us;

•                  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•                  the volume of shares of our Class A Common Stock available for public sale;

•                  any major change in our board or management;

•                  sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•                  general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

There is no guarantee that the Public Warrants will be in the money at a time when they are exercisable, and they may expire worthless; the terms of our Public Warrants may be amended without the consent of all holders.

The exercise price for our Public Warrants is $11.50 per share. There is no guarantee that the Public Warrants will be in the money at a time when they are exercisable, and as such, the Public Warrants may expire worthless.

In addition, the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Public Warrant.

We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making their Public Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration at a price of $0.01 per warrant, provided that (i) the last reported sale price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30 trading-day period ending on the third business day before we send the notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time the Public Warrants are redeemed, there is an effective registration statement under the Securities Act covering the shares of our Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available or we have elected to require the exercise of the Public Warrants on a cashless basis. Redemption of the outstanding Public Warrants could force holders of Public Warrants:

•                  to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•                  to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants; or

•                  to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants.

Anti-takeover provisions contained in our Charter and bylaws (the “Bylaws”), as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•                  up to seven of our eleven directors may be appointed by the holders of the Series A Preferred Stock and Series B Preferred Stock without any vote of the holders of Class A Common Stock;

•                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the an increase in the number of directors to serve on our board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•                  the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•                  the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  controlling the procedures for the conduct and scheduling of stockholder meetings;

•                  providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our board of directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding voting common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding voting common stock. Any provision of our Charter or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock. The holders of our founder shares, which include our Sponsor and independent directors, and Fund VI Holdings own approximately 39% of our Class A Common Stock. Pursuant to the terms of a letter agreement entered into at the time of the IPO, the founder shares (which were converted into shares of Class A Common Stock at the Closing) may not be transferred until the earlier to occur of (i) one year after the Closing or (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, the shares of Class A Common Stock into which the founder shares convert will be released from these transfer restrictions.

Additionally, 90 days after Closing, the Kingfisher Contributor will have the ability to redeem or exchange up to 39,000,000 SRII Opco Common Units for shares of Class A Common Stock on a one-to-one basis, and will have this redemption or exchange right with respect to its remaining SRII Opco Common Units 180 days after Closing. The Alta Mesa Contributor and the Riverstone Contributor will also have this redemption or exchange right with respect to all of their respective SRII Opco Common Units 180 days after Closing. If the Contributors redeem or exchange all of their SRII Opco Common Units for shares of Class A Common Stock, they will collectively own 55.8% of our Class A Common Stock.

In connection with the closing of our IPO, we entered into a registration rights agreement with our Sponsor and certain of our directors providing for registration rights to such parties. In addition, in connection with the Closing, we entered into a registration rights agreement with Fund VI Holdings and the Contributors, pursuant to which we are required to file a registration statement registering the shares of Class A Common Stock held by them for resale within 30 days following the Closing.

We will be required to make payments under the Tax Receivable Agreement for certain tax benefits we may claim, and the amounts of such payments could be significant.

In connection with the completion of the Business Combination, we entered into the Tax Receivable Agreement with the Alta Mesa Contributor and the Riverstone Contributor (the “Initial Limited Partners”) and SRII Opco. Pursuant to the Tax Receivable Agreement, we will be required to make cash payments to the Initial Limited Partners and their permitted transferees (together, the “TRA Holders”) equal to 85% of the amount of tax benefits, if any, that we actually realize (or are deemed to realize in certain circumstances) in periods after the Business Combination as a result of (i) certain tax basis increases resulting from the exchange of SRII Opco Common Units for Class A Common Stock (or, under certain circumstances, cash) pursuant to the redemption right or our right to effect a direct exchange of SRII Opco Common Units under the SRII Opco LPA, other than such tax basis increases allocable to assets held by Kingfisher or otherwise used in our Midstream Business, and (ii) interest paid or deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings. The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant and is dependent upon significant future events and assumptions, including the timing of the exchanges of SRII Opco Common Units, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its SRII Opco Common Units at the time of the relevant exchange. The amount of such cash payments is also based on assumptions as to the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Moreover, payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions are subject to challenge by taxing authorities. We will be dependent on distributions from SRII Opco to make payments under the Tax Receivable Agreement, and we cannot guarantee that such distributions will be made in sufficient amounts or at the times needed to enable us to make our required payments under the Tax Receivable Agreement, or at all. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement, and therefore, may accelerate payments due under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the TRA Holders maintaining a continued ownership interest in SRII Opco or us. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” for a discussion of the Tax Receivable Agreement and the related likely benefits to be realized by us and the TRA Holders.

We will not be reimbursed for any payments made to TRA Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

We will not be reimbursed for any cash payments previously made to the TRA Holders pursuant to the Tax Receivable Agreement if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against any future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. The applicable U.S. federal income tax rules are complex and factual in nature, and there can be no assurance that the Internal Revenue Service (the “IRS”) or a court will not disagree with our tax reporting positions. As a result, it is possible that we could make cash payments under the Tax Receivable Agreement that are substantially greater than our actual cash tax savings. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” for a discussion of the Tax Receivable Agreement and the related likely benefits to be realized by us and the TRA Holders.

Certain of the TRA Holders have substantial control over us, and their interests, along with the interests of other TRA Holders, in our business may conflict with yours.

The TRA Holders may receive payments from us under the Tax Receivable Agreement upon any redemption or exchange of their SRII Opco Common Units, including the issuance of shares of our Class A Common Stock upon any such redemption or exchange. As a result, the interests of the TRA Holders may conflict with the interests of holders of our Class A Common Stock. For example, the TRA Holders may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should terminate the Tax Receivable Agreement and accelerate our obligations thereunder. In addition, the structuring of future transactions may take into consideration tax or other considerations of TRA Holders even in situations where no similar considerations are relevant to us. See “Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” for a discussion of the Tax Receivable Agreement and the related likely benefits to be realized by us and the TRA Holders.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that if we breach any of our material obligations under the Tax Receivable Agreement or if, at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement would accelerate and become immediately due and payable. The amount due and payable in those circumstances is determined based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

As a result of the foregoing, (i) we could be required to make cash payments to the TRA Holders that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) we would be required to make a cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control due to the additional transaction costs a potential acquirer may attribute to satisfying such obligations. There can be no assurance that we will be able to finance our obligations under the Tax Receivable Agreement.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the final version of the tax reform bill that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The tax reform bill, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards to 80% of current year taxable income, an indefinite net operating loss carryforward, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the tax reform bill is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our Class A Common Stock is also uncertain and could be adverse.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the independent registered public accountant attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following March 29, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A Common Stock less attractive because we will rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

Non-U.S. holders may be subject to U.S. income tax with respect to gain on disposition of their Class A Common Stock and Public Warrants.

We believe that we are a United States real property holding corporation (a “USRPHC”). As a result, Non-U.S. holders (defined below in the section entitled “Material U.S. Federal Income Tax Consequences to Non-U.S. Holders”) that own (or are treated as owning under constructive ownership rules) more than a specified amount of our Class A Common Stock or Public Warrants during a specified time period may be subject to U.S. federal income tax on a sale, exchange, or other disposition of such Class A Common Stock or Public Warrants and may be required to file a U.S. federal income tax return. If you are a Non-U.S. holder, we urge you to consult your tax advisors regarding the tax consequences of such treatment.

Risks Related to our E&P Business

Oil and natural gas prices are highly volatile and depressed prices can significantly and adversely affect our financial condition and results of operations.

Our revenue, profitability and cash flows depend upon the prices for oil, natural gas and natural gas liquids. The prices we receive for oil and natural gas production are volatile and a decrease in prices can significantly and adversely affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil and natural gas prices have a significant impact on the value of our reserves and on our cash flows.

Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to change in the future. In particular, the prices of oil and natural gas declined dramatically after the second half of 2014.  Based on daily settlements of monthly contracts traded on the NYMEX, the average price for the twelve months ended December 31, 2016 for a barrel of oil ranged from a high of $52.17 in December 2016 to a low of $30.62 in February 2016, and the price for an MMBtu of natural gas ranged from a high of $3.23 in December 2016 to a low of $1.71 in March 2016.  Oil prices continued to fluctuate during 2017. Based on daily settlements of monthly contracts traded on the NYMEX, the average price for the twelve months ended December 31, 2017 for a barrel of oil ranged from a high of $57.95 in December 2017 to a low of $45.20 in June 2017, and the price for an MMBtu of natural gas ranged from a high of $3.93 in January 2017 to a low of $2.63 in March 2017.

Continued fluctuations in oil and natural gas prices, price declines or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves. The average realized price, excluding hedge settlements, at which we sold oil in 2017 was $49.44 per barrel compared to $40.54 per barrel in 2016 and $46.22 per barrel in 2015. Because the oil price we are required to use to estimate our future net cash flows is the average first day of the month price over the twelve months prior to the date of determination of future net cash flows, the full effect of falling prices may not be reflected in our estimated net cash flows for several quarters.  We review the carrying value of our properties on a quarterly basis and once incurred, a write-down in the carrying value of our properties is not reversible at a later date, even if prices increase.

Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

•                  the domestic and foreign supply of and demand for oil and natural gas;

•                  the price and quantity of foreign imports of oil and natural gas;

•                  changes in federal regulations removing decades-old prohibition of the export of crude oil production in the U.S.;

•                  federal regulations applicable to exports of liquefied natural gas (“LNG”), including the recently initiated exports of LNG liquefied from natural gas produced in the lower 48 states of the U.S.;

•                  actions taken by members of the Organization of Petroleum Exporting Countries and other oil producing nations in connection with their arrangements to maintain oil price and production controls;

•                  the level of consumer product demand;

•                  weather conditions;

•                  domestic and foreign governmental regulations, including environmental initiatives and taxation;

•                  overall domestic and global economic conditions;

•                  the value of the dollar relative to the currencies of other countries;

•                  stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas in order to minimize emissions of carbon dioxide, a greenhouse gas (“GHG”);

•                  political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, conditions in South America, Central America, China and Russia and acts of terrorism or sabotage;

•                  the proximity and capacity of natural gas pipelines and other transportation facilities to our production;

•                  technological advances affecting energy consumption;

•                  the price and availability of alternative fuels; and

•                  the impact of energy conservation efforts.

Substantially all of our production is sold to purchasers under contracts with market-based prices. Lower oil and natural gas prices will reduce our cash flows and may reduce the present value of our reserves.

Our exploration, exploitation, development and acquisition operations will require substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our production and reserves.

The oil and natural gas industry is capital intensive. We have made and expect to continue to make substantial capital expenditures in our business for the exploration, exploitation, development and acquisition of oil and natural gas reserves. As a result of the current price environment and in connection with the business combination, we have increased our budgeted capital expenditures for 2018.  Our estimated STACK capital expenditures for 2018 are $568 million for the drilling and completion of wells, as well as other expenditures for facilities and acquisition of leaseholds.  Our STACK capital expenditures for 2017 and 2016 totaled $356 million and $209 million, respectively, for the drilling and completion of wells, as well as other expenditures for facilities and acquisition of leaseholds.  We have funded development and operating activities primarily through equity capital raised from our affiliates, through borrowings, through the issuance of debt, and through internal operating cash flows.  We intend to finance our future capital expenditures predominantly with cash flows from operations and with proceeds we received in the business combination.

If necessary, we may also access capital through proceeds from potential asset dispositions, borrowings under Alta Mesa’s Senior Secured Revolving Credit Facility and the future issuance of debt and/or equity securities. Our cash flow from operations and access to capital are subject to a number of variables, including:

•                  the estimated quantities of our proved oil and natural gas reserves;

•                  the amount of oil and natural gas we produce from existing wells;

•                  the prices at which we sell our production; and

•                  our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under Alta Mesa’s Senior Secured Revolving Credit Facility decrease as a result of lower commodity prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to conduct our operations at expected levels. Alta Mesa’s Senior Secured Revolving Credit Facility may restrict our ability to obtain new debt financing. If additional capital is required, we may not be able to obtain debt and/or equity financing on terms favorable to us, or at all. If cash generated by operations or available under Alta Mesa’s Senior Secured Revolving Credit Facility is not sufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of its operations relating to development of its prospects, which in turn could lead to a decline in our reserves and production and could adversely affect Alta Mesa’s business, results of operations, financial conditions and ability to make payments on its outstanding indebtedness.

External financing may be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under Alta Mesa’s Senior Secured Revolving Credit Facility may not be available in the future. Without additional capital resources, we may be unable to pursue and consummate acquisition opportunities as they become available, and may be forced to limit or defer our planned oil and natural gas development program, which will adversely affect the recoverability and ultimate value of our oil and natural gas properties, in turn negatively affecting our business, financial condition and results of operations.

Our business strategy involves the use of the latest available horizontal drilling, completion and production technology, which involve risks and uncertainties in their application.

Our operations involve the use of the latest horizontal drilling, completion and production technologies, as developed by us and our service providers, in an effort to improve efficiencies in recovery of hydrocarbons. Use of these new technologies may not prove successful and could result in significant cost overruns or delays or reduction in production, and in extreme cases, the abandonment of a well. The difficulties we face drilling horizontal wells include:

•                  landing our wellbore in the desired drilling zone;

•                  staying in the desired drilling zone while drilling horizontally through the formation;

•                  running our production casing the entire length of the wellbore; and

•                  running tools and other equipment consistently through the horizontal wellbore.

The difficulties that we face while completing our wells include the following:

•                  designing and executing the optimum fracture stimulation program for a specific target zone;

•                  running tools the entire length of the wellbore during completion operations; and

•                  cleaning out the wellbore after completion of the fracture stimulation.

In addition, certain of the new techniques we are adopting may cause irregularities or interruptions in production due to offset wells being shut in and the time required to drill and complete multiple wells before any such wells begin producing. Furthermore, the application of technology developed in drilling, completing and producing in one productive formation may not be successful in other prospective formations with little or no horizontal drilling history. If our use of the latest technologies does not prove successful, our drilling and production results may be less than anticipated or we may experience cost overruns, delays in obtaining production or abandonment of a well. As a result, the return on our investment will be adversely affected, we could incur material write-downs of unevaluated properties or undeveloped reserves and the value of our undeveloped acreage and reserves could decline in the future.

Our producing properties are located in a limited geographic area, making us vulnerable to risks associated with having geographically concentrated operations.

Our producing properties are geographically concentrated in the STACK. Because of this concentration, the success and profitability of our operations may be disproportionately exposed to regional factors relative to our competitors that have more geographically dispersed operations. These factors include, among others: (i) the prices of crude oil and natural gas produced from wells in the region and other regional supply and demand factors, including gathering, pipeline and rail transportation capacity constraints; (ii) the availability of rigs, equipment, oil field services, supplies and labor; (iii) the availability of processing and refining facilities; and (iv) infrastructure capacity. In addition, our operations in the STACK may be adversely affected by severe weather events such as floods, ice storms and tornadoes, which can intensify competition for the items described above during months when drilling is possible and may result in periodic shortages. The concentration of our operations in a limited geographic area also increases our exposure to changes in local laws and regulations, certain lease stipulations designed to protect wildlife and unexpected events that may occur in the regions such as natural disasters, seismic events, industrial accidents or labor difficulties. Any one of these events has the potential to cause producing wells to be shut-in, delay operations, decrease cash flows, increase operating and capital costs and prevent development of lease inventory before expiration. Any of the risks described above could have a material adverse effect on our financial condition, results of operations and cash flows.

If oil and natural gas prices decrease, we anticipate that the borrowing base under Alta Mesa’s Senior Secured Revolving Credit Facility, which is revised periodically, may be reduced, which would negatively impact its borrowing ability.

Lower prices could reduce our cash flows to a level that would require us to borrow to fund our 2018 capital budget. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we can produce economically. Substantial decreases in oil and natural gas prices could render uneconomic a significant portion of our identified drilling locations. This may result in significant downward adjustments to our estimated proved reserves and, as a result, a decline in the borrowing base under Alta Mesa’s Senior Secured Revolving Credit Facility. As a result, a substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our identified drilling locations are scheduled over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to raise the substantial amount of capital that would be necessary to drill such locations.

Our management team has specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These locations represent a significant part of our growth strategy. Our ability to drill and develop identified locations depends on a number of uncertainties, including oil, natural gas and natural gas liquids prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertainties, we do not know if the potential well locations we have identified will ever be drilled or if we will be able to produce natural gas or oil from these or any other locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are located, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.

Furthermore, our estimate of the number of our net drilling locations is based on a number of assumptions, which may prove to be incorrect. For example, we have estimated the number of net drilling locations based on our expected working interests in each gross drilling location based on our existing working interest associated with our acreage applicable to such drilling location and any assumed dilution of such working interest based on any expected unitization (or imposed forced pooling) of such acreage with adjacent properties controlled by third parties. Our assumptions regarding the impact on any such unitization or forced pooling on our working interest in our gross drilling locations may be incorrect and may result in more dilution of our working interest than anticipated, which would result in a reduction of our net drilling locations. See “Risk Factors—We may have difficulty maintaining our historic levels of success in using the current Oklahoma forced pooling process to increase our interest in wells we propose to drill on our STACK acreage due to changes in third-party interest owners’ ability or desire to participate in our wells or possible future regulatory changes.”

In addition, we will require significant additional capital over a prolonged period in order to pursue the development of these locations, and we may not be able to raise the capital required. Any drilling activities we are able to conduct on these potential locations may not be successful or allow us to add additional proved reserves to our overall proved reserves or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations.

Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing acreage.

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. Although the majority of our reserves are located on leases that are held by production, we do have provisions in some of our leases that provide for the lease to expire unless certain conditions are met, such as drilling having commenced on the lease or production in paying quantities having been obtained within a defined time period. If commodity prices decline or we are unable to fund our anticipated capital program, there is a risk that some of our existing proved reserves and some of our unproved inventory could be subject to lease expiration or a requirement to incur additional leasehold costs to extend the lease. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. This could result in a reduction in our reserves and our growth opportunities (or the incurrence of significant costs). Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals.

We depend on successful exploration, exploitation, development and acquisitions to maintain reserves and revenue in the future.

In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on each reservoir’s characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future oil and natural gas production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. Additionally, the business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we may be adversely affected.

Lower oil, natural gas and natural gas liquids prices may cause us to record non-cash write-downs, which could negatively impact our results of operations.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics, and other factors, we may be required to write down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. We recognized impairment expense during 2017 and 2016 of $30.3 million and $16.3 million, respectively, as a result of lower forecasted commodity prices.  We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

In the future, we may recognize significant impairments of proved oil and gas properties and impairments of unproved oil and gas properties as a result of lower forecasted commodity prices and changes to our drilling plans. At December 31, 2017, our estimate of undiscounted future cash flows attributable to a certain depletion group with a net book value of approximately $762.2 million indicated that the carrying amount was expected to be recovered; however, this depletion group may be at risk for impairment if oil and natural gas prices decline by 10%. We estimate that, if this depletion group becomes impaired in a future period, we could recognize non-cash impairments in that period in excess of $2.7 million. It is also reasonably foreseeable that prolonged low or further declines in commodity prices, further changes to our drilling plans in response to lower prices or increases in drilling or operating costs could result in other additional impairments.

Our estimated proved oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil and natural gas reserves. Our estimates of our proved reserve quantities are based upon our estimated net proved reserves as of December 31, 2017. The process of estimating oil and natural gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and these reports rely upon various assumptions, including assumptions regarding future oil and natural gas prices, production levels and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Specifically, future prices received for production and costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. Sustained lower prices will cause the 12 month weighted average price to decrease over time as the lower prices are reflected in the average price, which may result in the estimated quantities and present values of our reserves being reduced.

The present value of future net revenues from our proved reserves or “PV-10” will not necessarily be the same as the current market value of our estimated proved oil and natural gas reserves.

It should not be assumed that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from our proved reserves on the 12-month unweighted arithmetic average of the closing prices on the first day of each month for the preceding 12 months from the date of the report without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•                  actual prices we receive for crude oil and natural gas;

•                  actual cost of development and production expenditures;

•                  the amount and timing of actual production;

•                  transportation and processing; and

•                  changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of our oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves and thus their actual present value. In addition, the 10% discount factor we use when calculating the PV-10 value may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimate. If oil and natural gas prices decline by 10%, then our PV-10 value as of December 31, 2017 would decrease by approximately $358.3 million to $747.7 million.

SEC rules could limit our ability to book additional PUDs in the future.

The SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement has limited and may continue to limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill, or change our development plans to delay the drilling of, those wells within the required five-year timeframe.

Approximately 68% of Alta Mesa’s total estimated SEC net proved reserves at December 31, 2017 were PUDs requiring substantial capital expenditures and may ultimately prove to be less than estimated.

Recovery of PUDs requires significant capital expenditures and successful drilling operations. At December 31, 2017, approximately 125.1 MMBOE of Alta Mesa’s total estimated SEC net proved reserves were undeveloped. The reserve data included in Alta Mesa’s 2017 Reserve Report assumes that substantial capital expenditures will be made to develop non-producing reserves. The calculation of Alta Mesa’s estimated net proved reserves as of December 31, 2017 assumed that it would spend a total of $978.4 million over a five-year period, including plugging and abandonment costs, to develop its estimated PUDs, including an estimated $382.7 million during 2018. Although cost and reserve estimates attributable to Alta Mesa’s oil and natural gas reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate. We may need to raise additional capital in order to develop Alta Mesa’s estimated PUDs over the next five years and we cannot be certain that additional financing will be available to us on acceptable terms, if at all. Additionally, declines in commodity prices will reduce the future net revenues of Alta Mesa’s estimated PUDs and may result in some projects becoming uneconomical. As a result of depressed oil and natural gas prices, Alta Mesa reduced the budgeted capital expenditures for the development of undeveloped reserves in 2016. These delays in the development of reserves could force Alta Mesa to reclassify certain of our proved reserves as unproved reserves. Further, Alta Mesa’s drilling efforts may be delayed or unsuccessful and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, results of operations and future cash flows.

As part of Alta Mesa’s exploration and development operations, we have expanded, and expect to further expand, the application of horizontal drilling and multi-stage hydraulic fracture stimulation techniques. The utilization of these techniques requires substantially greater capital expenditures as compared to the completion cost of a vertical well. The incremental capital expenditures are the result of greater measured depths and additional hydraulic fracture stages in horizontal wellbores.

We may experience difficulty in achieving and managing future growth.

We believe that our future success depends on our ability to manage the growth that we have experienced and the demands from increased responsibility on management personnel. The following factors could present difficulties:

•                  increased responsibilities for our executive level personnel;

•                  increased administrative burden;

•                  increased capital requirements; and

•                  increased organizational challenges common to large, expansive operations.

Our operating results could be adversely affected if we do not successfully manage these potential difficulties.

Additionally, future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

•                  the results of our drilling program;

•                  hydrocarbon prices;

•                  our ability to develop existing prospects;

•                  our ability to obtain leases or options on properties for which we have 3-D seismic data;

•                  our ability to acquire additional 3-D seismic data;

•                  our ability to identify and acquire new exploratory prospects;

•                  our ability to continue to retain and attract skilled personnel;

•                  our ability to maintain or enter into new relationships with project partners and independent contractors; and

•                  our access to capital.

We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil, natural gas and natural gas liquids we produce.

The availability of a ready market for any oil, natural gas and natural gas liquids we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of oil and gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. While we believe that we would be able to locate alternative purchasers, we cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production.

We will rely on drilling to increase our levels of production. If our drilling is unsuccessful, our financial condition will be adversely affected.

The primary focus of our business strategy is to increase production levels by drilling wells. Although we were successful in drilling in the past, we cannot provide assurance that we will continue to maintain production levels through drilling. Our drilling involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. We must incur significant expenditures to drill and complete wells. The costs of drilling and completing wells are often uncertain, and it is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

We have made and may in the future make acquisitions of businesses or properties that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. We may not be able to obtain contractual indemnities from sellers for liabilities incurred prior to our purchase of the business or property. No assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. In the course of our due diligence, we may not inspect every aspect of a business we acquire and we cannot necessarily observe structural and environmental problems, such as pipe corrosion or groundwater contamination, when an inspection is made.

The success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.

In addition, Alta Mesa’s Senior Secured Revolving Credit Facility and the indenture governing Alta Mesa’s 7.875% senior unsecured notes due December 15, 2024 (the “2024 Notes”) impose certain limitations on our ability to enter into mergers or combination transactions. Alta Mesa’s Senior Secured Revolving Credit Facility and the indenture governing the 2024 Notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

Our business is subject to operational risks that will not be fully insured, which, if they were to occur, could adversely affect our financial condition or results of operations.

Our business activities are subject to operational risks, including:

•                  damages to equipment caused by natural disasters such as earthquakes and adverse weather conditions, including tornadoes and flooding;

•                  facility or equipment malfunctions;

•                  pipeline or tank ruptures or spills;

•                  surface fluid spills, produced water contamination and surface or groundwater contamination resulting from petroleum constituents or hydraulic fracturing chemical additions;

•                  fires, blowouts, craterings and explosions; and

•                  uncontrollable flows of oil or natural gas or well fluids.

In addition, a portion of our natural gas production is processed to extract natural gas liquids at processing plants that are owned by others. If these plants were to cease operations for any reason, we would need to arrange for alternative transportation and processing facilities. These alternative facilities may not be available, which could cause us to shut in our natural gas production. Further, such alternative facilities could be more expensive than the facilities we currently use.

Any of these events could adversely affect our ability to conduct operations or cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution or other environmental contamination, loss of wells, regulatory penalties, suspension or termination of operations and attorney’s fees and other expenses incurred in the prosecution or defense of litigation.

As is customary in the industry, we maintain insurance against some, but not all, of these risks. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial condition and results of operations.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future financial condition and results of operations will depend on the success of our development, acquisition and production activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production.

Our decisions to develop or purchase prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “—Our estimated proved oil and natural gas reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.”

Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. In addition, our cost of drilling, completing and operating wells is often uncertain.

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

•                  delays imposed by or resulting from compliance with regulatory requirements, including limitations resulting from wastewater disposal;

•                  regulation limiting the emission of GHGs and limitations on hydraulic fracturing;

•                  pressure or irregularities in geological formations;

•                  shortages of or delays in obtaining equipment and qualified personnel or in obtaining water for hydraulic fracturing activities;

•                  equipment failures, accidents or other unexpected operational events;

•                  lack of available gathering facilities or delays in construction of gathering facilities;

•                  lack of available capacity on interconnecting transmission pipelines;

•                  adverse weather conditions;

•                  issues related to compliance with environmental regulations;

•                  environmental hazards, such as oil and natural gas leaks, oil spills, pipeline and tank ruptures and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

•                  declines in oil and natural gas prices;

•                  limited availability of financing at acceptable terms;

•                  title problems; and

•                  limitations in the market for oil and natural gas.

Our hedging activities could result in financial losses or could reduce our net income.

To achieve more predictable cash flows and to reduce our exposure to fluctuations in the prices of oil and natural gas, we have entered and may continue to enter into hedging arrangements for a significant portion of our production. As of December 31, 2017, we have hedged approximately 35% of our total forecasted PDP production through 2020 at weighted average annual floor prices ranging from $50.00 per Bbl to $51.59 per Bbl for oil and $3.60 per MMBtu for natural gas, with the majority of the hedged volumes in 2018.  Our senior secured revolving credit facility limits the maximum amount of hedges that can be placed on our PDP production.  If we experience a sustained material interruption in our production, we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flows from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. Lastly, an attendant risk exists in hedging activities that the counterparty in any derivative transaction cannot or will not perform under the instrument and that we will not realize the benefit of the hedge.

Our ability to use hedging transactions to protect us from future price declines will be dependent upon prices at the time we enter into future hedging transactions and our future levels of hedging and, as a result, our future net cash flows may be more sensitive to commodity price changes.

Our policy has been to hedge a significant portion of our near-term estimated production. However, our price hedging strategy and future hedging transactions will be determined at our discretion. We are not under an obligation to hedge a specific portion of our production. The prices at which we hedge our production in the future will be dependent upon commodities prices at the time we enter into these transactions, which may be substantially higher or lower than current prices. Accordingly, our price hedging strategy may not protect us from significant declines in prices received for our future production. Conversely, our hedging strategy may limit our ability to realize cash flows from commodity price increases. It is also possible that a substantially larger percentage of our future production will not be hedged as compared with the next few years, which would result in our oil and natural gas revenues becoming more sensitive to commodity price fluctuations.

Our hedging transactions expose us to counterparty credit risk.

Our hedging transactions expose us to risk of financial loss if counterparty fails to perform under a derivative contract. This risk of counterparty non-performance is of particular concern given the disruptions that have occurred in the financial markets and the significant declines in oil and natural gas prices which could lead to sudden changes in a counterparty’s liquidity and impair their ability to perform under the terms of the derivative contract. We are unable to predict sudden changes in counterparty’s creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited depending upon market conditions. Furthermore, the bankruptcy of one or more of our hedge providers or some other similar proceeding or liquidity constraint might make it unlikely that we would be able to collect all or a significant portion of amounts owed to us by the distressed entity or entities.

During periods of falling commodity prices, our hedge receivable positions increase, which increases our exposure. If the creditworthiness of our counterparties deteriorates and results in their nonperformance, we could incur a significant loss.

Our use of 2-D and 3-D seismic data is subject to interpretation and may not accurately identify the presence of hydrocarbons, which could adversely affect the results of our drilling operations.

Even when properly used and interpreted, 2-D and 3-D seismic data and visualization techniques are only tools used to assist geoscientists in identifying subsurface structures and hydrocarbon indicators and do not enable geoscientists to know whether hydrocarbons are, in fact, present in those structures and the amount of hydrocarbons. We are employing 3-D seismic data technology with respect to certain of our projects. The use of 2-D and 3-D seismic data and other advanced technologies requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures, which may result in a reduction in our returns or losses. As a result, our drilling activities may not be successful or economical, and our overall drilling success rate or our drilling success rate for activities in a particular area could decline.

We often gather 2-D and 3-D seismic data over large areas. Our interpretation of seismic data delineates those portions of an area that we believe are desirable for drilling. Therefore, we may choose not to acquire option or lease rights prior to acquiring seismic data, and, in many cases, we may identify hydrocarbon indicators before seeking option or lease rights in the location. If we are not able to lease those locations on acceptable terms, we will have made substantial expenditures to acquire and analyze 2-D and 3-D seismic data without having an opportunity to attempt to benefit from those expenditures.

Competition in the oil and natural gas industry is intense, making it more difficult for us to acquire properties, market oil or natural gas and secure trained personnel.

Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties to consummate transactions in a highly competitive market. Our competitors may be able to pay more for oil and natural gas properties and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, the oil and natural gas industry has periodically experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and other exploitation activities and has caused significant price increases. Competition has been strong in hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments. Our inability to compete effectively with our competitors could have a material adverse impact on our business activities, financial condition and results of operations.

We may not be able to keep pace with technological developments in the oil and natural gas industry.

The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage or competitive pressures may force us to implement those new technologies at substantial costs. In addition, other oil and natural gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

Deficiencies of title to our leased interests could significantly affect our financial condition.

If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights would be lost. It is the practice of our management, in acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights, not to incur the expense of retaining lawyers to examine the title to the mineral interest to be acquired. Rather, we rely upon the judgment of oil and natural gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental or county clerk’s office before attempting to acquire a lease or other developed rights in a specific mineral interest.

Prior to drilling an oil or natural gas well, however, it is the normal practice in the oil and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil or natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, such as obtaining affidavits of heirship or causing an estate to be administered. Such curative work entails expense, and it may happen, from time to time, that the operator may elect to proceed with a well despite defects to the title identified in the preliminary title opinion. Our failure to obtain perfect title to our leasehold may adversely impact our ability in the future to increase production and reserves.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of shale oil and natural gas exploration and production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners and other sources for use in our operations. However, our access to such water supplies may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies. If we are unable to obtain sufficient amounts of water to use in our operations from local sources, our ability to perform hydraulic fracturing operations could be restricted or made more costly, or we otherwise may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Our operations may be adversely affected if we incur costs and liabilities due to a failure to comply with environmental laws or regulations or a release of hazardous substances or other wastes into the environment.

We may incur significant costs and liabilities as a result of environmental requirements applicable to the operation of our wells, gathering systems and other facilities. These costs and liabilities could arise under a wide range of federal, state and local environmental laws and regulations, including, for example, the following federal laws and their state counterparts, as amended from time to time:

•                  the Clean Air Act (“CAA”), which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring and reporting requirements and is relied upon by the U.S. Environmental Protection Agency (“EPA”) as authority for adopting climate change regulatory initiatives relating to GHG emissions;

•                  the Federal Water Pollution Control Act, also known as the Clean Water Act (“CWA”), which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States;

•                  the Oil Pollution Act (“OPA”), which imposes liabilities for removal costs and damages arising from an oil spill into waters of the United States;

•                  the Safe Drinking Water Act (“SDWA”), which ensures the quality of the nations’ public drinking water through adoption of drinking water standards and control over the subsurface injection of fluids into belowground formations;

•                  the Resource Conservation and Recovery Act (“RCRA”), which imposes requirements for the generation, treatment, storage, transport disposal and cleanup of non-hazardous and hazardous wastes;

•                  the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur as well as imposes liability on present and certain past owners and operations of sites were hazardous substance releases have occurred or are threatening to occur;

•                  the Emergency Planning and Community Right to Know Act, which requires facilities to implement a safety hazard communication program and disseminate information to employees, local emergency planning committees and response departments about toxic chemical uses and inventories;

•                  the Endangered Species Act (“ESA”), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating limitations or restrictions or a temporary, seasonal or permanent ban on operations in affected areas; and

•                  the National Environmental Policy Act (“NEPA”), which requires federal agencies to evaluate major agency actions having the potential to impact the environment and that may require the preparation of environmental assessments or environmental impact statements.

These U.S. laws and their implementing regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective actions obligations, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our future operations in a particular area. Certain environmental laws and analogous state laws and regulations impose strict joint and several liability, without regard to fault or legality of conduct, for costs required to clean up and restore sites where hazardous substances or other wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or other materials into the environment. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment and more stringent laws and regulations may be adopted in the future. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results.

Changes in the legal and regulatory environment governing the oil and natural gas industry, particularly changes in the current Oklahoma forced pooling system, could have a material adverse effect on our business.

Our business is subject to various forms of extensive government regulation, including laws and regulations concerning the location, spacing and permitting of the oil and natural gas wells we drill and the disposal of saltwater produced from such wells, among other matters. Changes in the legal and regulatory environment governing our industry, particularly any changes to Oklahoma statutory forced pooling procedures that make forced pooling more difficult to accomplish, could result in increased compliance costs and adversely affect our business and operating results.

We may have difficulty maintaining our historic levels of success in using the current Oklahoma forced pooling process to increase our interest in wells we propose to drill on our STACK acreage due to changes in third-party interest owners’ ability or desire to participate in our wells or possible future regulatory changes.

In the past we have used, and we expect to continue to use, the Oklahoma “forced pooling” process to increase our working interest in drilling units for wells we propose to drill as operator on our STACK acreage, which could lead to a proportionate increase in our share of the production and reserves associated with any such successfully drilled well. In recent years, the collective working interest of third-party owners of mineral rights in our drilling units who have elected to participate in our wells has been relatively low, which we believe could largely be attributed to the absence of available capital following the substantial oil and gas price downturns that commenced in late 2014. Due to the increased interest in the STACK as an economic oil and gas play in the current price and cost environment and the resultant consolidation of acreage in producers with greater access to capital, we believe that third-party interest holders may be more likely to bear their share of the costs of the proposed future wells we propose to drill on our acreage. Thus, our ability to use Oklahoma forced pooling procedures to increase our working interest in proposed wells may be more difficult to accomplish. In addition, future changes in laws and regulations in Oklahoma affecting the forced pooling process could result in changes in economics and the level of participation in drilling by third-party interest owners and adversely affect our ability to increase our interest in wells that we propose.

The adoption of derivatives legislation and regulations by the U.S. Congress related to derivative contracts could have an adverse impact on our ability to hedge risks associated with our business.

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) establishes federal oversight and regulation of over-the-counter (“OTC”) derivatives and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to enact further regulations affecting derivative contracts, including the derivative contracts we use to hedge our exposure to price volatility through the OTC market. Although the CFTC and the SEC have issued final regulations in certain areas, final rules in other areas and the scope of relevant definitions and/or exemptions still remain to be finalized.

In one of its rulemaking proceedings still pending under the Dodd-Frank Act, the CFTC issued on December 5, 2016 a re-proposed rule imposing position limits for certain futures and option contracts in various commodities (including natural gas) and for swaps that are their economic equivalents. Under the proposed rules on position limits, certain types of hedging transactions are exempt from these limits on the size of positions that may be held, provided that such hedging transactions satisfy the CFTC’s requirements for certain enumerated “bona fide hedging” transactions or positions. A final rule has not yet been issued. Similarly, on December 2, 2016, the CFTC has re-issued a proposed rule regarding the capital a swap dealer or major swap participant is required to set aside with respect to its swap business, but the CFTC has not yet issued a final rule.

The CFTC issued a final rule on margin requirements for uncleared swap transactions on January 6, 2016, which includes an exemption from any requirement to post margin to secure uncleared swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. In addition, the CFTC has issued a final rule authorizing an exemption from the otherwise applicable mandatory obligation to clear certain types of swap transactions through a derivatives clearing organization and to trade such swaps on a regulated exchange, which exemption applies to swap transactions entered into by commercial end-users in order to hedge commercial risks affecting their business. The mandatory clearing requirement currently applies only to certain interest rate swaps and credit default swaps, but the CFTC could act to impose mandatory clearing requirements for other types of swap transactions. The Dodd-Frank Act also imposes recordkeeping and reporting obligations on counterparties to swap transactions and other regulatory compliance obligations.

All of the above regulations could increase the costs to us of entering into financial derivative transactions to hedge or mitigate our exposure to commodity price volatility and other commercial risks affecting our business. While it is not possible at this time to predict when the CFTC will issue final rules applicable to position limits or capital requirements, depending on our ability to satisfy the CFTC’s requirements for a commercial end-user using swaps to hedge or mitigate its commercial risks, these rules and regulations may require us to comply with position limits and with certain clearing and trade-execution requirements in connection with our financial derivative activities. When a final rule on capital requirements for swap dealers is issued, the Dodd-Frank Act may require our current swap dealer counterparties to post additional capital as a result of entering into uncleared financial derivatives with us, which capital requirements rule could increase the costs to us of future financial derivatives transactions. The “Volcker Rule” provisions of the Dodd-Frank Act may also require our current bank counterparties that engage in financial derivative transactions to spin off some of their derivatives activities to separate entities, which separate entities may not be as creditworthy as the current bank counterparties. Under such rules, other bank counterparties may cease their current business as hedge providers. These changes could reduce the liquidity of the financial derivatives markets thereby reducing the ability of entities like us, as commercial end-users, to have access to financial derivatives to hedge or mitigate our exposure to commodity price volatility.

As a result, the Dodd-Frank Act and any new regulations issued thereunder could significantly increase the cost of derivative contracts (including through requirements to post cash collateral), which could adversely affect our capital available for other commercial operations purposes, materially alter the terms of future swaps relative to the terms of our existing bilaterally negotiated financial derivative contracts and reduce the availability of derivatives to protect against commercial risks we encounter.

If we reduce our use of derivative contracts as a result of the new requirements, our results of operations may become more volatile and cash flows less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil, natural gas and natural gas liquids prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil, natural gas and natural gas liquids. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our exploration and production operations are subject to complex and stringent laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Failure or delay in obtaining regulatory approvals or drilling permits could have a material adverse effect on our ability to develop our properties, and receipt of drilling permits with onerous conditions could increase our compliance costs. In addition, regulations regarding conservation practices and the protection of correlative rights affect our operations by limiting the quantity of oil and natural gas we may produce and sell.

We are subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of oil and natural gas. The possibility exists that new laws, regulations or enforcement policies could be more stringent and significantly increase our compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our financial condition could be adversely affected.

Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. Various proposals and proceedings that might affect the petroleum industry are pending before the U.S. Congress (“Congress”), the Federal Energy Regulatory Commission, (“FERC”), various state legislatures and the courts. The industry historically has been heavily regulated and we cannot provide assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue nor can we predict what effect such proposals or proceedings may have on our operations.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Should we fail to comply with all applicable statutes, rules, regulations and orders administered by the CFTC or FERC, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005 (“EPAct”), FERC has been given greater civil penalty authority under the Natural Gas Act (“NGA”), including the ability to impose penalties of up to $1 million per day for each violation and disgorgement of profits associated with any violation. While our operations have not been regulated by FERC as a natural gas company under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional operations to FERC annual reporting and posting requirements. We also must comply with the anti-market manipulation rules enforced by FERC under the NGA. Under the Commodity Exchange Act (as amended by the Dodd-Frank Act) and regulations promulgated thereunder by the CFTC, the CFTC has also adopted anti-market manipulation, fraud and market disruption rules relating to the prices of commodities, futures contracts, options on futures, and swaps. Additional rules and legislation pertaining to those and other matters may be considered or adopted by Congress, FERC, or the CFTC from time to time. Failure to comply with those statutes, regulations, rules and orders could subject us to civil penalty liability.

Climate change legislation or other regulatory initiatives restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas we produce.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and may continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted regulations under the CAA that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already potential sources of significant, or criteria, pollutant emissions. Sources subject to these permitting requirements must meet “best available control technology” standards for those GHG emissions. Additionally, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified GHG emission sources in the United States, including, among others, onshore and offshore oil and gas production, processing, transmission, storage and distribution facilities, which include certain of our operations.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices. Moreover, in November 2016, the EPA issued an Information Collection Request (“ICR”) seeking information about methane emissions from facilities and operations in the oil and natural gas industry, but on March 2, 2017 the EPA announced that it was withdrawing the ICR so that the agency may further assess the need for the information that it was collecting through the request. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of more than 120 nations having ratified or otherwise consented to the agreement; however, this agreement does not create any binding obligations for nations to limit their GHG emissions but, rather, includes pledges to voluntarily limit or reduce future emissions. With the change in Presidential administration, the ongoing commitment of the United States to the Paris Agreement is unclear. On June 1, 2017, President Trump announced that the United States planned to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework agreement. The Paris Agreement provides for a four-year exit process beginning in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain, and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement, if it chooses to do so, are unclear at this time.

The adoption and implementation of any international, federal or state legislation, regulations or other regulatory initiatives that requires reporting of GHGs or otherwise restricts emissions of GHGs from our equipment and operations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax, which one or more developments could have an adverse effect on our business, financial condition and results of operations. Moreover, such new legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and natural gas we produce and lower the value of our reserves.

Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If such effects were to occur, our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities because of climate related damages to our facilities, our costs of operations potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by such climate effects, or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

Federal, state and local legislation and regulatory initiatives relating to hydraulic fracturing could increase our costs of doing business, impose additional operating restrictions or delays and adversely affect our production.

Hydraulic fracturing is an essential and common practice used to stimulate production of oil and natural gas from dense subsurface rock formations, such as shales. We routinely apply hydraulic fracturing techniques in many of our operations to stimulate production of hydrocarbons, particularly natural gas. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation to fracture the surrounding rock and stimulate production.

Hydraulic fracturing (other than that using diesel) is currently generally exempt from regulation under the SDWA’s Underground Injection Control (“UIC”) program and is typically regulated by state oil and natural gas commissions or similar agencies. However, several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the process. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” including water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. In other examples, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, in 2014, the EPA asserted regulatory authority pursuant to the UIC program over hydraulic fracturing activities involving the use of diesel and issued guidance covering such activities. Also, in 2015, the Bureau of Land Management (“BLM”) published a final rule that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which has been challenged in court. However, the BLM is in the process of rescinding the 2015 rule.

Additionally, in 2014, the EPA published an advanced notice of public rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixture used in hydraulic fracturing. From time to time, Congress has introduced, but not adopted, legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of chemicals used in the fracturing process.

In addition, some states, including Oklahoma where we operate, have adopted, and other states are considering adopting, regulations that restrict or could restrict hydraulic fracturing in certain circumstances and that require the disclosure of the chemicals used in hydraulic fracturing operations. States could elect to prohibit high-volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular, although Oklahoma has taken steps to limit the authority of local governments to regulate oil and natural gas development. The issuance of any laws, regulations or other regulatory initiatives that impose new obligations on, or significantly restrict hydraulic fracturing, could make it more difficult or costly for us to perform hydraulic fracturing activities and thereby affect our production and increase our cost of doing business. Such increased costs and any delays or curtailments in our production activities could have a material adverse effect on our business, prospects, financial condition, results of operations and liquidity.

Legislation or regulatory initiatives intended to address seismic activity could restrict our ability to dispose of produced water gathered from our drilling and production activities, which could have a material adverse effect on our business.

We dispose of produced water gathered from our operations pursuant to permits issued to us or third-party vendors by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent permitting or operating constraints or new monitoring and reporting requirements owing to, among other things, concerns of the public or governmental authorities regarding such disposal activities.

One such concern relates to recent seismic events near underground injection wells used for the disposal of produced water resulting from oil and natural gas activities. When caused by human activity, such events are called induced seismicity. Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, where we operate. In response to these concerns regarding induced seismicity, regulators in some states, including Oklahoma, have imposed, and other states are considering imposing, additional requirements in the permitting of produced water injection wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma issued new rules for injection wells in 2014 that imposed certain permitting and operating restrictions and reporting requirements on injection wells in proximity to faults and also, from time to time, developed and implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend injection well operations. The Oklahoma Corporation Commission (“OCC”) has implemented the National Academy of Science’s “traffic light system,” in determining whether new injection wells should be permitted, permitted only with special restrictions, or not permitted at all. In addition, the OCC has established rules requiring operators of certain produced water injection wells in seismically-active areas, or Areas of Interest, within the Arbuckle formation of the state to, among other things, conduct mechanical integrity testing or make certain demonstrations of such wells’ depth that, depending on the depth, could require the plugging back of such wells and/or the reduction of volumes disposed in such wells. As a result of these measures, the OCC from time to time has developed and implemented plans calling for injection wells within Areas of Interest where seismic incidents have occurred to restrict or suspend disposal operations in an attempt to mitigate the occurrence of such incidents. More recently, in December 2016, the OCC Oil and Gas Conservation Division and the Oklahoma Geological Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including an operator’s planned mitigation practices, following certain unusual seismic activity within 1.25 miles of hydraulic fracturing operations. In addition, in February 2017, the OCC’s Oil and Gas Conservation District issued an order limiting future increases in the volume of oil and natural gas wastewater injected belowground into the Arbuckle formation in an effort to reduce the number of earthquakes in the state.

Also, ongoing lawsuits allege that injection well disposal operations have caused damage to neighboring properties or otherwise violated state and federal rules governing waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition, including litigation, to oil and natural gas activities utilizing injection wells for produced water disposal. Evaluation of seismic incidents and whether or to what extent those events are induced by the injection of produced water into disposal wells continues to evolve, as governmental authorities consider new and/or past seismic incidents in areas where produced water injection activities occur or are proposed to be performed. Court decisions or the adoption of any new laws, regulations or directives that restrict our ability to dispose of produced water generated by production and development activities, whether by plugging back the depths of disposal wells, reducing the volume of produced water disposed in such wells, restricting injection well locations or otherwise or by requiring us to shut down injection wells, could significantly increase our costs to manage and dispose of this produced water, which could have a material adverse effect on our financial condition and results of operations.

Laws and regulations pertaining to threatened and endangered species or protective of environmentally sensitive areas could delay or restrict our operations and cause us to incur significant costs.

Our operations may be adversely affected by seasonal or permanent restrictions or costly mitigation measures imposed under various federal and state statutes in order to protect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. Federal statutes, as amended from time to time, that are protective of these species, birds and environmentally sensitive areas include the ESA, the Migratory Bird Treaty Act (the “MBTA”), the CWA, the CERCLA and the OPA. For example, to the extent that species are listed under the ESA or similar state laws and live in areas where our oil and natural gas exploration and production activities are conducted, our ability to conduct or expand operations and construct facilities could be limited or we could be forced to incur material additional costs. Moreover, our operations may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons.

Additionally, the U.S. Fish and Wildlife Service (“FWS”) may designate new or increased critical habitat areas that it believes are necessary for survival of threatened or endangered species, which designation could result in material restrictions to federal land use and private land use and could delay or prohibit land access or oil and natural gas development. As a result of one or more settlements approved by the federal government, the FWS must make determinations on the listing of numerous specified species as endangered or threatened under the ESA pursuant to specified timelines. The designation of previously unidentified endangered or threatened species could indirectly cause us to incur additional costs, cause our operations to become subject to operating restrictions or bans, and limit future development activity in affected areas. If harm to protected species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and natural gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. The designation of previously unprotected species as threatened or endangered in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or time delays or limitations on our operations.

We could experience periods of higher costs if oil and natural gas prices rise or as drilling activity otherwise increases in our area of operations. Higher costs could reduce our profitability, cash flow and ability to pursue our drilling program as planned.

Historically, our capital and operating costs typically rise during periods of sustained increasing oil, natural gas and natural gas liquid prices. These cost increases result from a variety of factors beyond our control as drilling activity increases, such as increases in the cost of electricity, tubular goods, water, sand and other disposable materials used in fracture stimulation and other raw materials that we and our vendors rely upon; and the cost of services and labor, especially those required in horizontal drilling and completion. Since late 2014, oil and natural gas prices declined substantially resulting in decreased levels of drilling activity in the U.S. oil and natural gas industry, including in our area of operations. This led to significantly lower costs of some drilling and completion equipment, services, materials and supplies. As commodity prices rise or stabilize or drilling activity otherwise increases in our area of operations, these lower cost levels may not be sustainable over long periods. Recently, there has been increased drilling activity in the STACK. As a result, such costs may rise thereby negatively impacting our profitability, cash flow and causing us to possibly reconfigure or reduce our drilling program.

The third parties on whom we rely for gathering and transportation services are subject to complex federal, state and other laws that could adversely affect the cost, manner or feasibility of conducting our business.

The operations of the third parties on whom we rely for gathering and transportation services are subject to complex and stringent laws and regulations that require obtaining and maintaining numerous permits, approvals and certifications from various federal, state and local government authorities. These third parties may incur substantial costs in order to comply with existing laws and regulations. If existing laws and regulations governing such third-party services are revised or reinterpreted, or if new laws and regulations become applicable to their operations, these changes may affect the costs that we pay for such services. Similarly, a failure to comply with such laws and regulations by the third parties on whom we rely could have a material adverse effect on our business, financial condition and results of operations. See “Our E&P Business—Environmental and Occupational Safety and Health Matters” and “Our E&P Business—Other Regulation of the Oil and Natural Gas Industry” for a description of the laws and regulations that affect the third parties on whom we rely.

We have limited control over activities on properties we do not operate, which could reduce our production and revenues.

We have limited control over properties which we do not operate or do not otherwise control operations. If we do not operate or otherwise control the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of the underlying properties. The failure of an operator of our wells to adequately perform operations, an operator’s financial difficulties, including as a result of price volatility or an operator’s breach of the applicable agreements could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others, therefore, depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

Oil and gas exploration and production activities are complex and involve risks that could lead to legal proceedings resulting in the incurrence of substantial liabilities.

Like many oil and gas companies, we are from time to time involved in various legal and other proceedings in the ordinary course of our business, such as title, royalty or contractual disputes, regulatory compliance matters and personal injury or property damage matters. Such legal proceedings are inherently uncertain and their results cannot be predicted. Regardless of the outcome, such proceedings could have an adverse impact on us because of legal costs, diversion of management and other personnel and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties or sanctions, as well as judgments, consent decrees or orders requiring a change in our business practices, which could materially and adversely affect our business, operating results and financial condition. Accruals for such liabilities, penalties or sanctions may be insufficient, and judgments and estimates to determine accruals or range of losses related to legal and other proceedings could change from one period to the next, and such changes could be material.

We depend on key personnel, the loss of any of whom could materially adversely affect future operations.

Our success will depend to a large extent upon the efforts and abilities of our executive officers and key operations personnel. The loss of the services of one or more of these key employees could have a material adverse effect on us. We do not maintain key-man life insurance with respect to any of our employees. Our business will also be dependent upon our ability to attract and retain qualified personnel. Acquiring and keeping these personnel could prove more difficult or cost substantially more than estimated. This could cause us to incur greater costs or prevent us from pursuing our development and exploitation strategy as quickly as we would otherwise wish to do.

We operate in an area of high industry activity, which may affect our ability to hire, train or retain qualified personnel needed to manage and operate our assets.

Our operations and drilling activity are concentrated in the STACK, an area in which industry activity has increased rapidly. As a result, demand for qualified personnel in this area, and the cost to attract and retain such personnel, has increased over the past few years due to competition and may increase substantially in the future. Moreover, our competitors may be able to offer better compensation packages to attract and retain qualified personnel than we are able to offer.

Any delay or inability to secure the personnel necessary for us to continue or complete our current and planned development activities could result in oil and gas production volumes being below our forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on our results of operations, liquidity and financial condition.

We may encounter obstacles to marketing our oil and natural gas, which could adversely impact our revenues.

The marketability of our production will depend in part upon the availability and capacity of natural gas gathering systems, pipelines and other transportation facilities owned by third parties. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Additionally, new fields may require the construction of gathering systems and other transportation facilities. These facilities may require us to spend significant capital that would otherwise be spent on drilling.

The availability of markets is beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could adversely affect our ability to produce and market oil and natural gas.

Alta Mesa’s Senior Secured Revolving Credit Facility and the indenture governing its 2024 Notes have restrictive covenants that could limit its growth, financial flexibility and its ability to engage in certain activities. Since Alta Mesa is our subsidiary, most of the effects of these debt facilities on Alta Mesa apply equally to us.

Alta Mesa’s Senior Secured Revolving Credit Facility and the indenture governing its 2024 Notes have restrictive covenants that could limit our growth, financial flexibility and our ability to engage in activities that may be in our long-term best interests. Alta Mesa’s Senior Secured Revolving Credit Facility and the indenture governing its 2024 Notes also contain covenants that, among other things, limit Alta Mesa’s ability to:

•                  incur additional indebtedness;

•                  sell assets;

•                  guaranty or make loans to others;

•                  make investments;

•                  enter into mergers;

•                  make certain payments and distributions;

•                  enter into or be party to hedge agreements;

•                  amend its organizational documents;

•                  incur liens; and

•                  engage in certain other transactions without the prior consent of its lenders.

In addition, Alta Mesa’s Senior Secured Revolving Credit Facility requires Alta Mesa to maintain certain financial ratios or to reduce Alta Mesa’s indebtedness if it is unable to comply with such ratios, which may limit Alta Mesa’s ability to obtain future financings to withstand a future downturn in its business or the economy in general or to otherwise conduct necessary corporate activities. Alta Mesa may also be prevented from taking advantage of business opportunities that arise because of these limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alta Mesa—Senior Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alta Mesa—Senior Secured Revolving Credit Facility.”

Alta Mesa’ failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of Alta Mesa’s indebtedness. If that occurs, Alta Mesa may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Any significant reduction in Alta Mesa’s borrowing base under its Senior Secured Revolving Credit Facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact Alta Mesa’s ability to fund its operations, and Alta Mesa may not have sufficient funds to repay borrowings under its Senior Secured Revolving Credit Facility if required as a result of a borrowing base redetermination.

Availability under Alta Mesa’s Senior Secured Revolving Credit Facility is currently subject to a borrowing base of $350.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Alta Mesa—Senior Secured Revolving Credit Facility.” The borrowing base is subject to scheduled semiannual and other elective unscheduled borrowing base redeterminations and is based on the value of Alta Mesa’s oil and natural gas reserves as determined by the lenders under its Senior Secured Revolving Credit Facility and other factors deemed relevant by its lenders. Declines in prices for oil and natural gas may cause Alta Mesa’s banks to reduce the borrowing base under its Senior Secured Revolving Credit Facility. Any significant reduction in Alta Mesa’s borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact its liquidity and its ability to fund its operations and, as a result, may have a material adverse effect on Alta Mesa’s financial condition, results of operations and cash flows. Further, if the outstanding borrowings under Alta Mesa’s Senior Secured Revolving Credit Facility were to exceed the borrowing base as a result of any such redetermination, Alta Mesa would be required to repay the excess. Alta Mesa may not have sufficient funds to make such repayments. If Alta Mesa does not have sufficient funds and it is otherwise unable to negotiate renewals of its borrowings or arrange new financing, it may have to sell significant assets. Any such sale could have a material adverse effect on the business and financial results of Alta Mesa and us.

If Alta Mesa is unable to comply with the restrictions and covenants in its debt agreements, there could be a default under the terms of such agreements, which could result in an acceleration of repayment.

If Alta Mesa is unable to comply with the restrictions and covenants in its debt agreements, there could be a default under the terms of these agreements. Alta Mesa’s ability to comply with these restrictions and covenants, including meeting financial ratios and tests, may be affected by events beyond its control. As a result, Alta Mesa cannot assure that it will be able to comply with these restrictions and covenants or meet such financial ratios and tests.

If Alta Mesa is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Alta Mesa otherwise fails to comply with the various covenants, including financial and operating covenants in the instruments governing its indebtedness (including covenants in Alta Mesa’s Senior Secured Revolving Credit Facility or the indenture governing the 2024 Notes), Alta Mesa could be in default under the terms of the agreements governing such indebtedness. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Alta Mesa’s Senior Secured Revolving Credit Facility could terminate their commitments to lend, cease making further loans and institute foreclosure proceedings against its assets, and it could be forced into bankruptcy or liquidation. Borrowings under other Alta Mesa debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, Alta Mesa’s assets might not be sufficient to repay in full all of its outstanding indebtedness and it may be unable to find alternative financing. Even if Alta Mesa could obtain alternative financing, it might not be on terms that are favorable or acceptable to it. Additionally, Alta Mesa may not be able to amend its debt agreements or obtain needed waivers on satisfactory terms.

Alta Mesa’s borrowings under its Senior Secured Revolving Credit Facility expose us to interest rate risk.

Alta Mesa’s earnings are exposed to interest rate risk associated with borrowings under its Senior Secured Revolving Credit Facility. Alta Mesa’s Senior Secured Revolving Credit Facility carries a floating interest rate based upon short-term interest rate indices. If interest rates increase, so will Alta Mesa’s interest costs, which may have a material adverse effect on our financial condition and results of operations. Alta Mesa may use interest rate hedges in an effort to mitigate this risk, but those efforts may not prove successful.

To service its indebtedness, Alta Mesa requires a significant amount of cash, and its ability to generate cash will depend on many factors beyond its control.

Alta Mesa’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures depends in part on its ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Alta Mesa’s control. Alta Mesa cannot provide assurance that it will generate sufficient cash flow from operations, that it will realize operating improvements on schedule or that future borrowings will be available to it in an amount sufficient to enable it to service and repay its indebtedness or to fund its other liquidity needs. If Alta Mesa is unable to satisfy its debt obligations, we may have to undertake alternative financing plans, such as:

•                  refinancing or restructuring our debt;

•                  selling assets;

•                  reducing or delaying capital investments; or

•                  seeking to raise additional capital.

However, any alternative financing plans that we undertake, if necessary, may not allow Alta Mesa to meet its debt obligations.

Alta Mesa cannot provide assurance that any refinancing or debt restructuring would be possible, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to it or that additional financing could be obtained on acceptable terms. Alta Mesa’s inability to generate sufficient cash flows to satisfy its debt obligations, or to obtain alternative financing, could materially and adversely affect its and our business, financial condition, results of operations and prospects.

Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish further, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

There are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal controls and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.

Cyber-attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development, production and financial activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information and communicate with our employees and third-party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market. A cyber-attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. While we have not experienced cyber-attacks, there is no assurance that we will not suffer such attacks and resulting losses in the future. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

Loss of our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer based programs, including our well operations information, seismic data, electronic data processing and accounting data systems. If any such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell oil and natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including to certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (1) the repeal of the percentage depletion allowance for oil and gas properties, (2) the elimination of current deductions for intangible drilling and development costs, and (3) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and natural gas within the United States. It is unclear whether any such changes will be enacted or proposed by current or future administrations or how soon any such changes would become effective. In addition, Congress passed tax reform in December of 2017, and that legislation has changes including, but not limited to (1) the elimination of the deduction for U.S. production activities, (2) the provision for individual taxpayers to deduct 20% of their domestic qualified business income (which may provide some relief from the aforementioned item), (3) more stringent limitation on business interest deduction, (4) modification of NOL carryforward rules, and (5) changes to items excluded from the $1.0 million executive compensation deduction limitation. These changes are mostly effective beginning in the tax year 2018, and we have not yet calculated their effect on our forward-looking financials.  The further passage of any legislation as a result of the above mentioned proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

Risks Related to our Midstream Business

We must continually compete for crude oil, natural gas and NGL supplies, and any decrease in supplies of such commodities could adversely affect our financial condition, results of operations or cash flows.

In order to maintain or increase throughput levels in our gathering system and asset utilization rates at our processing plant, we must continually contract for new product supplies. We may not be able to obtain additional contracts for crude oil, natural gas and NGL supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing supplies that are not committed to other systems and the level of drilling activity near our gathering system. If we are unable to maintain or increase the volumes on our system by accessing new supplies to offset the natural decline in reserves, our business and financial results could be adversely affected. In addition, our future growth will depend in part upon whether we can contract for additional supplies at a greater rate than the rate of natural decline in our current supplies.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new crude oil and natural gas reserves. During 2016, we saw lower drilling activity due to low commodity prices. Although drilling activity improved during 2016 and 2017, we could see downward pressure on future drilling activity in the STACK play if commodity prices decline, which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our system and assets. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A continued decrease in the level of drilling activity or a material decrease in production in our area of operation for a prolonged period, as a result of continued depressed commodity prices or otherwise, likely would adversely affect our financial condition, results of operations and cash flow.

Any decrease in the volumes that we gather, process, store or transport would adversely affect our financial condition, results of operations or cash flows.

Our financial performance depends to a large extent on the volumes of crude oil, natural gas and NGLs gathered, processed, stored and transported on our assets. Decreases in the volumes of crude oil, natural gas and NGLs we gather, process, store or transport would directly and adversely affect our financial condition, results of operations or cash flows. These volumes can be influenced by factors beyond our control, including:

•                  environmental or other governmental regulations;

•                  weather conditions;

•                  increases in storage levels of crude oil, natural gas and NGLs;

•                  increased use of alternative energy sources;

•                  decreased demand for crude oil, natural gas and NGLs;

•                  continued fluctuation in commodity prices, including the prices of crude oil, natural gas and NGLs;

•                  economic conditions;

•                  supply disruptions;

•                  availability of supply connected to our systems; and

•                  availability and adequacy of infrastructure to gather and process supply into and out of our systems.

The volumes of crude oil, natural gas and NGLs gathered, processed and transported on our assets also depend on the production from the region that supplies our systems. Supply of crude oil, natural gas and NGLs can be affected by many of the factors listed above, including commodity prices and weather. In order to maintain or increase throughput levels on our system, we must obtain new sources of crude oil, natural gas and NGLs. The primary factors affecting our ability to obtain non-dedicated sources of crude oil, natural gas, and NGLs include (i) the level of successful leasing, permitting and drilling activity in our areas of operation, (ii) our ability to compete for volumes from new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines. We have no control over the level of drilling activity in our area of operation, the amount of reserves associated with wells connected to our system or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, levels of reserves, availability of drilling rigs and other costs of production and equipment.

Construction of our Phase II assets subjects us to risks of construction delays, cost over-runs, limitations on our growth and negative effects on our financial condition, results of operations or cash flows.

We are engaged in the construction of our Phase II assets, including an expansion of our cryogenic processing plant, some of which will take a number of months before commercial operation. The construction of these Phase II assets is complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, complying with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of the Phase II assets could adversely affect our financial condition, results of operations or cash flows. The construction of pipelines and gathering and processing and storage facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and capital position could be adversely affected. This level of development activity requires significant effort from our management and technical personnel. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.

Our construction of new assets may be more expensive than anticipated and may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks that could adversely affect our financial condition, results of operations or cash flows.

The construction of additions or modifications to our existing systems and the construction of new midstream assets involve numerous regulatory, environmental, political and legal uncertainties beyond our control including potential protests or legal actions by interested third parties, and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, our revenues may not increase due to the successful construction of a particular project. For instance, if we expand a pipeline or construct a new pipeline, the construction may occur over an extended period of time, and we may not receive any material increases in revenues promptly following completion of a project or at all. Moreover, we may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition, results of operations or cash flows. In addition, the construction of additions to our existing gathering and processing assets will generally require us to obtain new rights-of-way and permits prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way or permits to connect new product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.

Performance of our operations requires that we obtain and maintain a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay the issuance of a new or existing material permit or other approval, or to revoke or substantially modify an existing permit or other approval, could adversely affect our ability to initiate or continue operations at the affected location or facility and on our financial condition, results of operations and cash flows.

Additionally, in order to obtain permits and renewals of permits and other approvals in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed pipeline or processing-related activities may have on the environment, individually or in the aggregate. Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time required to prepare applications and to receive authorizations.

We typically do not obtain independent evaluations of hydrocarbon reserves; therefore, volumes we service in the future could be less than anticipated.

We typically do not obtain, on a regular basis, independent evaluations of hydrocarbon reserves connected to our gathering systems or that we otherwise service due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, other than reserve estimates with respect to our E&P Business, we do not have independent estimates of total reserves serviced by our assets or the anticipated life of such reserves. If the total reserves or estimated life of the reserves is less than we anticipate and we are unable to secure additional sources, then the volumes transported on our gathering systems or that we otherwise service in the future could be less than anticipated. A decline in the volumes could adversely affect our financial condition, results of operations or cash flows.

Restrictions in Kingfisher’s credit facility could adversely affect its financial condition, results of operations or cash flows. Since Kingfisher is our subsidiary, most of the effects of these debt facilities on Kingfisher apply equally to us.

Kingfisher is a party to a $200 million credit agreement that matures on August 8, 2021, with quarterly interest payments due on Base Rate loans. Kingfisher’s interest rates depend upon its consolidated leverage ratio and Kingfisher can elect to borrow on a Eurodollar Loan or Base Rate Loan basis. Both the Eurodollar Loan and Base Rate Loan margins are subject to minimum rates established by third-party institutions, such as, but not limited to the Federal Reserve. For example, if Kingfisher elects to borrow a Base Rate Loan, the interest rate would be 4.25%, plus the applicable margin pricing level. Currently, Kingfisher is at tier 2 of the pricing level resulting in an applicable margin of 2.0% for an effective annual interest rate of 6.25%. The terms of this credit agreement limit Kingfisher’s ability to, among other things:

•                  incur or guarantee additional debt;

•                  make certain investments and acquisitions;

•                  incur certain liens or permit them to exist;

•                  enter into certain types of transactions with affiliates;

•                  merge or consolidate with another company; and

•                  transfer, sell or otherwise dispose of assets.

The Kingfisher credit facility also contains covenants requiring it to maintain certain financial ratios. Kingfisher’s ability to meet those financial ratios and tests can be affected by events beyond its control, and Kingfisher cannot assure you that it will meet any such ratios and tests.

The provisions of the Kingfisher credit facility may affect its ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the credit facility could result in a default or an event of default that could enable Kingfisher’s lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of Kingfisher’s debt is accelerated, its assets may be insufficient to repay such debt in full.

Our exposure to commodity price risk may change over time.

We generate substantially all of our revenues from our Midstream Business pursuant to fee-based contracts under which we are paid based on the volumes that we gather, process and transport, rather than the underlying value of the commodity, in order to minimize our exposure to commodity price risk. However, we are a party to fee-based contracts that have a small portion of percent-of-proceeds contractual mix, but the portion of percent-of-proceeds does not exceed 6.0% for any one contract. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of crude oil, natural gas and NGL prices could adversely affect our financial condition, results of operations or cash flows.

If third-party pipelines or other midstream facilities interconnected to our gathering, processing, storage or transportation systems become partially or fully unavailable, or if the volumes we gather, process, store or transport do not meet the quality requirements of the pipelines or facilities to which we connect, our gross profit and cash flow could be adversely affected.

Our gathering, processing, storage and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities and other midstream facilities is not within our control. These pipelines, plants and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport or process product, or if the volumes we gather or transport do not meet the product quality requirements of such pipelines or facilities, our gross profit and cash flows could be adversely affected.

The midstream industry is highly competitive, and increased competitive pressure could adversely affect our financial condition, results of operations or cash flows.

We compete with similar midstream enterprises in our area of operation. The principal elements of competition are rates, terms of service and flexibility and reliability of service. Our competitors include large crude oil and natural gas companies that have greater financial resources and access to supplies of crude oil, natural gas and NGLs than us. Some of these competitors may expand or construct gathering, processing, transportation and storage systems that would create additional competition for the services we provide to our customers. Excess pipeline capacity in the region served by our intrastate pipelines could also increase competition and adversely impact our ability to renew or enter into new contracts with respect to our available capacity when existing contracts expire. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain or increase current revenues and cash flows could be adversely affected by the activities of our competitors and customers. Further, natural gas utilized as a fuel competes with other forms of energy available to end-users, including electricity, coal and liquid fuels. Increased demand for such forms of energy at the expense of natural gas could lead to a reduction in demand for natural gas gathering, processing, storage and transportation services. All of these competitive pressures could adversely affect our financial condition, results of operations or cash flows.

If we do not make acquisitions on economically acceptable terms or efficiently and effectively integrate the acquired midstream assets with our existing asset base, our future growth will be limited.

Our ability to grow depends, in part, on our ability to make midstream acquisitions that result in an increase in cash generated from operations. If we are unable to make accretive acquisitions either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms or at all or (3) outbid by competitors, then our future growth will be limited.

From time to time, we may evaluate and seek to acquire midstream assets or businesses that we believe complement our existing business and related assets. We may acquire midstream assets or businesses that we plan to use in a manner materially different from its prior owner’s use. Any acquisition involves potential risks, including:

•                  the inability to integrate the operations of recently acquired businesses or assets, especially if the assets acquired are in a new business segment or geographic area;

•                  the diversion of management’s attention from other business concerns;

•                  the failure to realize expected volumes, revenues, profitability or growth;

•                  the failure to realize any expected synergies and cost savings;

•                  the coordination of geographically disparate organizations, systems and facilities;

•                  the assumption of unknown liabilities;

•                  the loss of customers or key employees from the acquired businesses; and

•                  potential environmental or regulatory liabilities and title problems.

The assessment by our management of these risks is inexact and may not reveal or resolve all existing or potential problems associated with an acquisition. Realization of any of these risks could adversely affect our financial condition, results of operations and cash flows. If we consummate any future acquisition, our capitalization and results of operations may change significantly.

We may not be able to retain existing midstream customers or acquire new customers, which would reduce our revenues and limit our future profitability.

The renewal or replacement of our existing contracts with our midstream customers at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors beyond our control, including competition from other midstream service providers and the price of, and demand for, crude oil, natural gas and NGLs in the markets we serve. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.

If our midstream assets become subject to FERC regulation or federal, state or local regulations or policies change, our financial condition, results of operations and cash flows could be materially and adversely affected.

We believe that our gathering and transportation operations are exempt from regulation by FERC under the NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by us are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGPA and the rules and regulations promulgated under those statutes. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.

Unlike natural gas gathering under the NGA, there is no exemption for the gathering of crude oil or NGLs under the ICA. Whether a crude oil or NGL shipment is in interstate commerce under the ICA depends on the fixed and persistent intent of the shipper as to the crude oil’s or NGL’s final destination, absent a break in the interstate movement. We believe that the crude oil and NGL pipelines in our gathering system meet the traditional tests FERC has used to determine that a pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. However, the determination of the interstate or intrastate character of shipments on our crude oil and NGL pipelines depends on the shipper’s intentions and the transportation of the crude oil or NGLs outside of our system, and may change over time. If FERC were to consider the status of an individual facility and the character of a crude oil or NGL shipment, and determine that the shipment is in interstate commerce, the rates for, and terms and conditions of, transportation services provided by such facility would be subject to regulation by FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs, and, depending on the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by FERC.

If we fail to comply with all the applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct, for instance, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1,213,503 per day for each violation. The maximum penalty authority established by statute has been and will continue to be adjusted periodically for inflation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct.

Other state and local regulations also affect our business. We are subject to some ratable take and common purchaser statutes in the states where we operate. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting our right as an owner of gathering facilities to decide with whom we contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and Oklahoma has adopted complaint-based or other limited economic regulation of natural gas gathering activities.

We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the DOT, through the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect high-consequence areas. PHMSA also recently proposed rulemaking that would expand existing integrity management requirements to natural gas transmission and gathering lines in areas with medium population densities. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies such as the OCC could result in substantial expenditures for testing, repairs and replacement. If our pipelines fail to meet the safety standards mandated by the OCC or the DOT regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced maximum allowable operating pressure, the cost of which cannot be estimated at this time.

Due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on our results of operations or financial position. Because certain of our operations are located around areas that may become more populated areas, such as the STACK play, we may incur expenses to mitigate noise, odor and light that may be emitted in our operations and expenses related to the appearance of our facilities. Municipal and other local or state regulations are imposing various obligations including, among other things, regulating the location of our facilities, imposing limitations on the noise levels of our facilities and requiring certain other improvements that increase the cost of our facilities. We are also subject to claims by neighboring landowners for nuisance related to the construction and operation of our facilities, which could subject us to damages for declines in neighboring property values due to our construction and operation of facilities.

In addition to the foregoing risks affecting our Midstream Business, many of the risks that apply to our E&P Business also apply to our Midstream Business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2017, we did not own any real estate materially important to our operation.  We lease our executive offices located at 1000 Louisiana Street, Suite 1450, Houston, TX, 77002, to which we located on February 9, 2018.

Item 3.  Legal Proceedings

To the knowledge of our management, at December 31, 2017, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)  Market Information

Our Class A Common Stock and Public Warrants are currently listed on NASDAQ under the symbols “AMR” and “AMRWW,” respectively. Through February 9, 2018, our Class A Common Stock and Public Warrants were listed under the symbols “SRUN” and “SRUNW,” respectively. On February 9, 2018, the Company delisted the units offered in the IPO (“units”) each consisting of one share of Class A Common Stock and one-third of a Public Warrant, which were listed under the symbol “SRUNU”, and the units ceased to trade. Our Class C Common Stock has restrictions on transfer and does not trade on any market.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit and share of Class A Common Stock as reported on NASDAQ, respectively, for the periods presented. Since warrants are not currently eligible to be exercised, there is no information presented for the warrants in the table below.

	Units (SRUNU)		Class A Common Stock (AMR)
	High	Low	High	Low
Fiscal 2017:
Fourth Quarter	$10.85	$10.25	$10.30	$9.65
Third Quarter	$10.76	$10.58	$10.38	$10.09
Second Quarter(1)	$10.80	$10.26	$10.35	$9.80
First Quarter(2)	$10.43	$10.40	N/A	N/A

(1)                  Beginning on April 26, 2017 with respect to the Class A Common Stock.

(2)                  Beginning on March 29, 2017 with respect to the units. The Class A Common Stock and the warrants commenced separate trading on April 26, 2017.

(b)  Holders

On March 28, 2018, there were 12 holders of record of our Class A Common Stock, nine holders of record of our Class C Common Stock, and six holders of record of our Public Warrants. The number of record holders of our Class A Common Stock and Public Warrants does not include DTC participants or beneficial owners holding shares or Public Warrants through nominee names.

(c)  Dividends

We have not paid any cash dividends on our Class A Common Stock to date. Holders of our Class C Common Stock are not entitled to dividends at any time. The payment of cash dividends on the Class A Common stock in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination.  The payment of any cash dividends on our Class A Common Stock will be within the discretion of our board of directors.  In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends on the Class A Common Stock in the foreseeable future.  Further, our ability to declare dividends is limited by restrictive covenants set forth in the 2024 Notes, the Alta Mesa Senior Secured Revolving Credit Facility and in the Kingfisher Credit Facility each as described under “Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations”.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.

At December 31, 2017, none.

(e)  Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.  Selected Financial Data

The following table shows selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2017 and for the period from November 16, 2016 (inception) to December 31, 2016. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes and schedules related thereto, included elsewhere in this Report.

	Year Ended December 31, 2017	For the Period from November 16, 2016 (date of inception) to December 31, 2016
Statement of Operations Data:
Revenue	$—	$—
General and administrative expenses	(2,228,766)	(2,000)
Franchise taxes	(150,000)	—
Other income — investment income on Trust Account	6,491,801	—
Provision for income taxes	(2,219,630)	—
Net income (loss) attributable to common shares	$1,893,405	$(2,000)
Weighted average number of common shares outstanding:
Basic (excluding shares subject to possible redemptions)	28,869,667	25,875,000
Diluted	129,375,000	25,875,000
Net income per common share—basic	$0.07	$(0.00)
Net income per common share—diluted	$0.01	$(0.00)

	As of December 31, 2017	For the Period from November 16, 2016 (date of inception) to December 31, 2016
Balance Sheet Data:
Total assets	$1,041,978,712	$395,052
Total liabilities	$40,594,630	$372,052
Value of Class A Common Stock that may be redeemed in connection with an Initial Business Combination ($10.00 per share)	$996,384,080	$—
Total Stockholders’ equity	$5,000,002	$23,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

At December 31, 2017, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.  We consummated our IPO on March 29, 2017 (the “IPO Closing Date”) of 103,500,000 units (the “units”) (including 13,500,000 units sold pursuant to the underwriters’ exercise of their over-allotment option) at $10.00 per unit, with each unit consisting of one share of Class A Common Stock and one-third of one warrant, each whole warrant entitling the holder to purchase one whole share of Class A Common Stock for $11.50 per share.  The IPO generated total gross proceeds of $1.035 billion.  Prior to the consummation of the IPO, in November 2016, our sponsor purchased 11,500,000 founders shares for an aggregate purchase price of $25,000, or approximately $0.002 per share.  In March 2017, we effected a stock dividend with respect to our Class B Common Stock of 14,375,000 shares, resulting in the initial stockholders holding an aggregate of 25,875,000 founder shares.  Also, in March 2017, our sponsor transferred 33,000 of these founder shares to each of William D. Gutermuth, Jeffery H. Tepper and Diana J. Walters, our independent directors. A total of $1.035 billion (including approximately $36.2 million in deferred underwriting commissions to the underwriters of the IPO), of the proceeds from the IPO and the sale of the Private Placement Warrants were placed in the Trust Account to be used to fund an initial business combination.

On February 9, 2018 (the “Closing Date”), we consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa, (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa GP and (iii) all of the membership interests in Kingfisher (such acquisition, the “Business Combination”).

At the closing of the Business Combination (the “Closing”),

•                  we issued 40,000,000 shares of Class A Common Stock and warrants to purchase 13,333,333 shares of Class A Common Stock to Riverstone VI SR II Holdings, L.P. (“Fund VI Holdings”) pursuant to the terms of that certain Forward Purchase Agreement, dated as of March 17, 2017 (the “Forward Purchase Agreement”) for cash proceeds of $400.0 million to us;

•                  we contributed $1,406.4 million in cash (the proceeds of the Forward Purchase Agreement and the net proceeds (after redemptions) of the Trust Account) to SRII Opco, LP, a Delaware limited partnership (“SRII Opco”), in exchange for (i) 169,371,730 of the common units (approximately 44.2%) representing limited partner interests (the “SRII Opco Common Units”) in SRII Opco issued to us and (ii) 62,966,666 warrants to purchase SRII Opco Common Units (“SRII Opco Warrants”) issued to us;

•                  we caused SRII Opco to issue 213,402,398 SRII Opco Common Units (approximately 55.8%) to the Contributors in exchange for the ownership interests in Alta Mesa, Alta Mesa GP and Kingfisher contributed to SRII Opco by the Contributors;

•                  we agreed to cause SRII Opco to issue up to 59,871,031 SRII Opco Common Units to the Alta Mesa Contributor and the Kingfisher Contributor if the earn-out consideration provided for in the Contribution Agreements is earned by the Alta Mesa Contributor or the Kingfisher Contributor pursuant to the terms of the Contribution Agreements;

•                  we issued to each of the Contributors a number of shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”) equal to the number of the SRII Opco Common Units received by such Contributor at the Closing;

•                  SRII Opco distributed to the Kingfisher Contributor cash in the amount of approximately $814.8 million in partial payment for the ownership interests in Kingfisher contributed by the Kingfisher Contributor; and

•                  SRII Opco entered into a voting agreement with the owners of the remaining 10% voting interests in Alta Mesa GP whereby such other owners agreed to vote their interests in Alta Mesa GP as directed by SRII Opco.

In connection with the Closing, we also issued (i) one share of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), to each of Bayou City Energy Management, LLC (“Bayou City”), HPS Investment Partners, LLC (“HPS”), and AM Equity Holdings, LP (“AM Management”), and (ii) one share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), to the Riverstone Contributor. For so long as the Series A Preferred Stock or Series B Preferred Stock remains outstanding, as applicable, the holders thereof are entitled to nominate and elect directors to our board of directors for a period of up to five years following the Closing based on their and their affiliates’ beneficial ownership of Class A Common Stock.

Pursuant to the Alta Mesa Contribution Agreement and the Kingfisher Contribution Agreement, for a period of seven years following the Closing, the Alta Mesa Contributor and the Kingfisher Contributor may be entitled to receive additional SRII Opco Common Units (and acquire a corresponding number of shares of Class C Common Stock) as earn-out consideration if the 20-Day VWAP of the Class A Common Stock equals or exceeds specified prices as follows (each such payment, an “Earn-Out Payment”):

20-Day VWAP	Earn-Out Consideration Payable to Alta Mesa Contributor	Earn-Out Consideration Payable to Kingfisher Contributor
$14.00	10,714,285 SRII Opco Common Units	7,142,857 SRII Opco Common Units
$16.00	9,375,000 SRII Opco Common Units	6,250,000 SRII Opco Common Units
$18.00	13,888,889 SRII Opco Common Units	—
$20.00	12,500,000 SRII Opco Common Units	—

The Alta Mesa Contributor and the Kingfisher Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of our assets, if the consideration paid to holders of Class A Common Stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

On February 6, 2018, our stockholders voted to approve the Business Combination. In connection with that vote, the holders of shares of Class A Common Stock originally sold as part of the units issued in our IPO (such holders, the “public stockholders”), were provided with the opportunity to redeem shares of Class A Common Stock then held by them for cash equal to approximately $10.00 per share. Public holders of 3,270 shares of Class A Common Stock elected to redeem those shares and, at the Closing, $32,944 held in the Trust Account was paid to such redeeming shareholders and the remaining $1,042.7 million held in the Trust Account was disbursed to us. We used these funds, along with the proceeds of the Forward Purchase Agreement, to fund our obligations under the Contribution Agreements and to pay the underwriters’ deferred discount.

On February 9, 2018, all of the outstanding founder shares were automatically converted into shares of Class A Common Stock on a one-for-one basis in connection with the Closing.

Following the Business Combination, we changed our name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” and continued the listing of our Class A Common Stock and Public Warrants on NASDAQ under the symbols “AMR” and “AMRWW,” respectively. Following the completion of the Business Combination, the size of our board of directors was expanded from four directors to 11, including one director appointed by Bayou City and its affiliates, one director appointed by HPS and its affiliates and two directors appointed by AM Management and its affiliates, as the holders of our Series A Preferred Stock, and three directors appointed by the Riverstone Contributor and its affiliates, as the holder of our Series B Preferred Stock. In addition, in connection with the Business Combination, we appointed the management team of Alta Mesa to hold most of our executive officer positions.

Results of Operations

During the year ended December 31, 2017, we had neither engaged in any significant operations nor generated any operating revenue.  Our only activities from inception through December 31, 2017 related to our formation, the IPO and efforts directed toward locating and consummating a suitable initial business combination.  We have not generated operating revenue but did generate non-operating income in the form of interest income on cash and cash equivalents.  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the year ended December 31, 2017, we had a net income of $1,893,067, which consisted primarily of interest income from Trust Account of $6,491,281.  This income was offset by general and administrative expenses of $2,138,766, accrued franchise and tax expense of $2,369,448 and $90,000 of administrative fees paid to a related party.

Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial sale of the founder shares, to our Sponsor and the proceeds of two loans from our Sponsor, in the amounts of $300,000 and $1,500,000.  The first of these two loans was repaid upon the closing of the IPO and the other was repaid on February 9, 2018, when we consummate the Business Combination.

On March 29, 2017, we consummated the IPO of 103,500,000 units, including 13,500,000 units issued pursuant to the exercise by the underwriters of their over-allotment option, at a price of $10.00 per unit, generating proceeds to us of $1,035,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the IPO, we consummated the private sale (the “IPO Private Placement”) of an aggregate of 15,133,333 Private Placement Warrants, each exercisable to purchase one share of our Class A Common Stock, at an exercise price of $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $22,700,000.  On the IPO Closing Date, we placed $1,035,000,000 of proceeds from the IPO and the IPO Private Placement into the Trust account and held $22,700,000 of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $20,700,000 was used to pay underwriting discounts in the IPO and $300,000 was used to repay loans to our Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

At December 31, 2017 we had cash and cash equivalents held outside the Trust Account of $388,303 and a working capital deficit of $3,882,174.  At December 31, 2017, funds held in the Trust Account consisted of money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

At the Closing of the Business Combination and following the payment of redemptions out of the Trust Fund, we had approximately $1,406.4 million in cash. We paid off the loan from our Sponsor (approximately $3.2 million), paid the Kingfisher Contributor $814.8 million in cash, contributed $554.2 million to Alta Mesa as a capital contribution (out of which the Senior Secured Revolving Credit Facility was paid off), and paid approximately $70.9 in expenses to investment bankers, attorneys, accountants and other professionals, leaving us with net cash from the Trust Fund and sale of Class A Common Stock at Closing of $0. Immediately following the Closing, we had outstanding $500 million in principal under the 2024 Notes, $0 in principal outstanding under the Senior Secured Revolving Credit Facility and $43.0 million in principal outstanding under the Kingfisher Credit Facility (each as described below).

Our principal requirements for capital are to fund our day-to-day operations, our exploration and development activities and to satisfy our contractual obligations, primarily for the payment of debt interest and any amounts owed during the period related to our hedging positions. We strive to maintain financial flexibility and may access capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we have historically utilized are not available on acceptable terms, we may curtail our capital spending.

We believe our cash flows provided by operating activities, cash on hand and availability under Alta Mesa’s Senior Secured Revolving Credit Facility and the Kingfisher Credit Facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and pursue our currently planned 2018 development drilling activities. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties. We cannot provide any assurances that operations and other needed capital will be available on acceptable terms, or at all.

2024 Notes

On December 8, 2016, Alta Mesa and Alta Mesa Finance Services Corp. (collectively, the “Issuers”) issued $500 million in aggregate principal amount of 7.875% senior unsecured notes due December 15, 2024 (the “2024 Notes”) to Wells Fargo Securities, LLC and other initial purchasers for resale to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to eligible purchasers outside of the United States pursuant to Regulation S under the Securities Act.

The 2024 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Alta Mesa’s subsidiaries (the “Subsidiary Guarantors”), and will be guaranteed by Alta Mesa’s future domestic restricted subsidiaries, other than certain immaterial subsidiaries. The terms of the 2024 Notes are governed by the indenture, dated as of December 8, 2016 (the “Indenture”), by and among the Issuers, the Subsidiary Guarantors and U.S. Bank, N.A., as trustee.

The 2024 Notes will mature on December 15, 2024, and interest is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2017. At any time prior to December 15, 2019, Alta Mesa may, from time to time, redeem up to 35% of the aggregate principal amount of the 2024 Notes in an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 107.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2024 Notes remains outstanding after such redemption and the redemption occurs within 120 days of the closing date of such equity offering. At any time prior to December 15, 2019, Alta Mesa may, on any one or more occasions, redeem all or part of the 2024 Notes for cash at a redemption price equal to 100% of the principal amount of the 2024 Notes redeemed plus an applicable make-whole premium and accrued and unpaid interest, if any, to the date of redemption. On and after December 15, 2019, Alta Mesa may redeem the 2024 Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 105.906% for the 12-month period beginning on December 15, 2019, 103.938% for the 12-month period beginning December 15, 2020, 101.969% for the 12-month period beginning on December 15, 2021 and 100.000% beginning on December 15, 2022, plus accrued and unpaid interest, if any, to the date of redemption.

Upon the occurrence of a change of control of Alta Mesa and, in certain instances, a rating downgrade by either Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services within 90 days thereafter, each holder of the 2024 Notes may require Alta Mesa to repurchase all or a portion of the 2024 Notes for cash at a price equal to 101% of the aggregate principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, to the date of repurchase. Because certain existing owners of Alta Mesa and SRII Opco entered into an amended and restated voting agreement with respect to the voting interests in Alta Mesa GP, the Business Combination is not expected to constitute a change of control under the indenture governing the 2024 Notes. See “Certain Relationships and Related Transactions, and Director Independence—Voting Agreement.”

The 2024 Notes and the related guarantees are the Issuers’ and the Subsidiary Guarantors’ unsecured, senior obligations. Accordingly, they will rank equal in right of payment to all of Alta Mesa’s existing and future senior indebtedness; senior in right of payment to all of Alta Mesa’s existing and future indebtedness that is expressly subordinated to the 2024 Notes or the respective guarantees; effectively subordinated to all of Alta Mesa’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under Alta Mesa’s Senior Secured Revolving Credit Facility; and structurally subordinated to all existing and future indebtedness and obligations of any of Alta Mesa’s subsidiaries that do not guarantee the 2024 Notes.

The Indenture contains certain covenants limiting the Issuers’ ability and the ability of the restricted subsidiaries to, under certain circumstances, prepay subordinated indebtedness, pay distributions, redeem stock or make certain restricted investments; incur indebtedness; create liens on the Issuers’ assets to secure debt; restrict dividends, distributions or other payments; enter into transactions with affiliates; designate subsidiaries as unrestricted subsidiaries; sell or otherwise transfer or dispose of assets, including equity interests of restricted subsidiaries; effect a consolidation or merger; and change Alta Mesa’s line of business.

The Indenture contains customary events of default, including:

•                  default in any payment of interest on the 2024 Notes when due, continued for 30 days;

•                  default in the payment of principal of or premium, if any, on the 2024 Notes when due;

•                  failure by the Issuers or any Subsidiary Guarantor to comply with their obligations under the Indenture;

•                  default under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the Issuers or restricted subsidiaries;

•                  certain events of bankruptcy, insolvency or reorganization of the Issuers or restricted subsidiaries; and

•                  failure by the Issuers or certain subsidiaries that would constitute a payment of final judgment aggregating in excess of $20.0 million.

Alta Mesa Senior Secured Revolving Credit Facility

On February 9, 2018, Alta Mesa entered into an amended and restated senior secured revolving credit facility with Wells Fargo Bank, National Association, as the administrative agent (the “Senior Secured Revolving Credit Facility”). The Senior Secured Revolving Credit Facility provides for an aggregate of $1.0 billion with an initial $350.0 million borrowing base limit. The Senior Secured Revolving Credit Facility does not permit Alta Mesa to borrow funds if at the time of such borrowing it is not in pro forma compliance with its financial covenants. As of February 9, 2018, Alta Mesa has no borrowings under the Senior Secured Revolving Credit Facility and no letters of credit reimbursement obligations.

Principal amounts borrowed are payable on the maturity date. Alta Mesa has a choice of borrowing in Eurodollars or at the base rate, with such borrowings bearing interest, payable quarterly for base rate loans and one month, three month or six month periods for Eurodollar loans. Eurodollar loans bear interest at a rate per annum equal to the rate appearing on the Reuters Reference LIBOR01 page as the London Interbank Offered Rate (“LIBOR”), for deposits in dollars at 11:00 a.m. (London, England time) for one, three, or six months plus an applicable margin ranging from 200 to 300 basis points. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 1%, plus an applicable margin ranging from 100 to 200 basis points. The next scheduled redetermination of Alta Mesa’s borrowing base is on April 1, 2018. Alta Mesa’s borrowing base may be reduced in connection with the next redetermination of its borrowing base. The amounts outstanding under the Senior Secured Revolving Credit Facility are secured by first priority liens on substantially all of Alta Mesa’s and its material operating subsidiaries’ oil and natural gas properties and associated assets and all of the stock of Alta Mesa’s material operating subsidiaries that are guarantors of the Senior Secured Revolving Credit Facility. Additionally, SRII Opco and Alta Mesa GP will pledge their respective limited partner interests in Alta Mesa as security for Alta Mesa’s obligations. If an event of default occurs under the Senior Secured Revolving Credit Facility, the administrative agent will have the right to proceed against the pledged capital stock and take control of substantially all of the assets of Alta Mesa and its material operating subsidiaries that are guarantors.

The Senior Secured Revolving Credit Facility contains restrictive covenants that may limit Alta Mesa’s ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions, enter into or be party to hedge agreements, amend its organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The Senior Secured Revolving Credit Facility permits Alta Mesa to make distributions to any parent entity (i) to pay for reimbursement of third party costs and expenses that are general and administrative expenses incurred in the ordinary course of business by such parent entity or (ii) in order to permit such parent entity to (x) make permitted tax distributions and (y) pay the obligations under the Tax Receivable Agreement (as defined below).

The Senior Secured Revolving Credit Facility also requires Alta Mesa to maintain the following two financial ratios:

•                  a current ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of Alta Mesa’s consolidated current assets to its consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•                  a leverage ratio, tested quarterly, commencing with the fiscal quarter ending June 30, 2018, of Alta Mesa’s consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to its consolidated EBITDAX annualized by multiplying EBITDAX for the period of (A) the fiscal quarter ending June 30, 2018 times 4, (B) the two fiscal quarter periods ending September 30, 2018 times 2 and (C) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and (D) for each fiscal quarter on or after March 31, 2019, EBITDAX times 4/4, of not greater than 4.0 to 1.0.

Kingfisher Credit Facility

Kingfisher is a party to a $200 million credit agreement that matures on August 8, 2021, with quarterly interest payments due on Base Rate loans. Kingfisher’s interest rates depend upon its consolidated leverage ratio and Kingfisher can elect to borrow on a Eurodollar Loan or Base Rate Loan basis. Both the Eurodollar Loan and Base Rate Loan margins are subject to minimum rates established by third-party institutions, such as, but not limited to the Federal Reserve. For example, if Kingfisher elects to borrow a Base Rate Loan, the interest rate would be 4.25%, plus the applicable margin pricing level. Currently, Kingfisher is at tier 2 of the pricing level resulting in an applicable margin of 2.0% for an effective annual interest rate of 6.25%. The terms of this credit agreement limit Kingfisher’s ability to, among other things:

•           incur or guarantee additional debt;

•           make certain investments and acquisitions;

•           incur certain liens or permit them to exist;

•           enter into certain types of transactions with affiliates;

•           merge or consolidate with another company; and

•           transfer, sell or otherwise dispose of assets.

The Kingfisher Credit Facility also contains covenants requiring it to maintain certain financial ratios. Kingfisher’s ability to meet those financial ratios and tests can be affected by events beyond its control, and Kingfisher cannot assure you that it will meet any such ratios and tests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 28, 2018.

Contractual Obligations

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.  On March 24, 2017, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial support.  Upon completion of the Business Combination, we ceased paying these monthly fees.  The Company paid the affiliate of our Sponsor $90,000 for such services for the year ended December 31, 2017.

The underwriters of the IPO were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($20,700,000) was paid at the closing of the IPO and 3.5% ($36,225,000) was deferred. The deferred underwriting discount was paid to the underwriters upon the consummation of the Business Combination.  The underwriters were not entitled to any interest accrued on the deferred underwriting discounts.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.  Actual results could materially differ from those estimates.  We have identified the following as our critical accounting policies:

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  An aggregate of 99,638,408 shares of Class A Common Stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  The Company has not considered the effect of the 34,500,000 warrants sold in the IPO (including the consummation of the over-allotment) and Private Placement Warrants to purchase 15,133,333 shares of the Company’s Class A Common Stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

Redeemable Common Stock

All of the 103,500,000 public shares contained a redemption feature which allowed for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions.  In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.  Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480.  Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.  Accordingly, at December 31, 2017, 99,638,408 of the 103,500,000 shares of Class A Common Stock were classified outside of permanent equity at their redemption value.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2017, we were not subject to any market or interest rate risk.   The net proceeds of the IPO and the Private Placement, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations.  Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	1
Financial Statements:
Balance Sheets as of December 31, 2017 and 2016	2
Statement of Operations for the Year Ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 31, 2016	3
Statement of Changes in Stockholders' Equity for the Year Ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 31, 2016	4
Statements of Cash Flows for the Year Ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 16, 2016	5
Notes to Financial Statements	6

Supplementary Data (unaudited)

The following table presents summarized unaudited quarterly financial data for each of the four quarters in the year ended December 31, 2017.  The data has been derived from our unaudited financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Financial Statements and Notes thereto.  The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017:
General and administrative costs	$—	$336,853	$1,210,075	$681,838
Franchise taxes	—	45,000	45,000	60,000
Loss from operations	—	(381,853)	(1,255,075)	(741,838)
Interest income	30,880	1,659,114	2,256,423	2,545,384
Provision for income taxes	—	(575,748)	(773,998)	(869,884)
Net income	$30,880	$701,513	$227,350	$933,662
Weighted average shares outstanding, basic (excluding shares subject to redemption)	26,165,730	29,861,101	29,829,959	29,736,592
Weighted average shares outstanding, diluted	129,375,000	129,375,000	129,375,000	129,375,000
Basic net income per share	$0.00	$0.02	$0.01	$0.03
Diluted net income per share	$0.00	$0.01	$0.00	$0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the period from November 16, 2016 (date of inception) to December 31, 2016:
General and administrative costs	$—	$—	$—	$2,000
Loss from operations	—	—	—	(2,000)
Interest income	—	—	—	—
Net loss	$—	$—	$—	$(2,000)
Weighted average shares outstanding, basic and diluted	—	—	—	25,875,000
Basic and diluted net loss per share	$—	$—	$—	$(0.00)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below are the names, ages and positions of each of our directors and officers:

Name	Age	Position
James T. Hackett(1)	64	Executive Chairman of the Board and Chief Operating Officer—Midstream
Harlan H. Chappelle(2)	61	Chief Executive Officer and Director
Michael E. Ellis(2)	61	Chief Operating Officer—Upstream and Director
Michael A. McCabe	62	Chief Financial Officer
David Murrell	56	Vice President of Land and Business Development
Homer “Gene” Cole	54	Vice President and Chief Technology Officer
Ronald J. Smith	59	Vice President and Chief Accounting Officer
David M. Leuschen(1)	66	Director
Pierre F. Lapeyre, Jr.(1)	55	Director
William W. McMullen(2)	32	Director
Don Dimitrievich(2)	46	Director
William D. Gutermuth	66	Director
Jeffrey H. Tepper	51	Director
Diana J. Walters	54	Director
Donald R. Sinclair	60	Director

(1)                  As a result of the Riverstone Contributor’s ownership of our Series B Preferred Stock, the Riverstone Contributor is entitled to nominate directors to our board of directors for a period of up to five years following the Closing based on its and its affiliates, beneficial ownership of our Class A Common Stock. The Riverstone Contributor is entitled to nominate three directors to our board of directors, one of whom will be the Chairman of the Board, for so long as it and its affiliates own at least 15% of the outstanding Class A Common Stock. The vote of the Riverstone Contributor is the only vote required to elect such nominee to our board.

(2)                  As a result of each of Bayou City, HPS and AM Management owning a share of our Series A Preferred Stock, each of Bayou City, HPS and AM Management are entitled to nominate directors to our board of directors for a period of up to five years following the Closing based on their and their respective affiliates, beneficial ownership of our Class A Common Stock. For so long as (i) Bayou City and its affiliates own at least 10% of the outstanding Class A Common Stock, Bayou City is entitled to nominate one director who must be independent for NASDAQ purposes (unless the director to be nominated is William W. McMullen who need not be independent), (ii) HPS and its affiliates own at least 10% of the outstanding Class A Common Stock, HPS is entitled to nominate one director who must be independent for NASDAQ purposes and (iii) AM Management and its affiliates own at least 10% of the outstanding Class A Common Stock, AM Management is entitled to nominate two directors who need not be independent for NASDAQ purposes.

James T. Hackett became our Executive Chairman of the board of directors and Chief Operating Officer—Midstream immediately following the Closing. He has previously served as our Chief Executive Officer and director since March 2017. Mr. Hackett is a partner at Riverstone. Prior to joining Riverstone in 2013, Mr. Hackett served as the Chairman of the Board from 2006 to 2013 and the Chief Executive Officer from 2003 to 2012 of Anadarko Petroleum Corporation. Before joining Anadarko, Mr. Hackett served as President and Chief Operating Officer of Devon Energy Corporation, following its merger with Ocean Energy, where he had served as Chairman, President, and Chief Executive Officer. Mr. Hackett has held senior positions at Seagull, Duke Energy, and Pan Energy. He also held positions in engineering, finance and marketing in the midstream, oil field services, and power sectors of the energy industry. Mr. Hackett serves on the Board of Directors of Enterprise Products Holdings, LLC, Fluor Corporation (NYSE: FLR), National Oilwell Varco, Inc. (NYSE: NOV), Sierra Oil and Gas and Talen Energy Corporation and Crimson Resources. Mr. Hackett is a former Chairman of the Board of the Federal Reserve Bank of Dallas. Mr. Hackett received a Bachelor of Science degree from the University of Illinois in 1975 and an MBA and MTS from Harvard Business School in 1979 and 2016, respectively. Mr. Hackett was selected to serve on the board of directors due to his significant leadership experience and his extensive experience in the energy industry.

Harlan H. Chappelle became our Chief Executive Officer immediately following the Closing. He has previously served as the President, CEO and director of Alta Mesa since November 2004. Mr. Chappelle has over 30 years of experience in field operations, engineering, management, marketing and trading, acquisitions and divestitures and field re-development. He has worked for Louisiana Land & Exploration Company, Burlington Resources, Southern Company and Mirant. Mr. Chappelle retired as a Commander from the U.S. Navy Reserve. He has a Bachelor of Chemical Engineering from Auburn University and a Master of Science in Petroleum Engineering from The University of Texas at Austin. Mr. Chappelle’s experience as our Chief Executive Officer since 2004 and over 30 years of experience in the oil and gas industry uniquely qualify him to serve on our board of directors.

Michael E. Ellis became our Chief Operating Officer—Upstream immediately following the Closing. Mr. Ellis founded Alta Mesa in 1987 after beginning his career with Amoco and previously served as our Chairman and Chief Operating Officer, as well as Vice President of Engineering. Mr. Ellis managed all day-to-day engineering and field operations of Alta Mesa. He built our asset base by starting with small earn-in exploitation projects, then progressively grew Alta Mesa with successive acquisitions of fields from major oil companies and consistent success in exploration and development drilling. He has over 30 years’ experience in management, engineering, exploration and acquisitions and divestitures. Mr. Ellis holds a Bachelor of Science in Civil Engineering from West Virginia University. Because of his broad knowledge of, and experience with, oil and gas exploration and production, we believe Mr. Ellis is well qualified to serve on our board of directors.

Michael A. McCabe became our Chief Financial Officer immediately following the Closing. Mr. McCabe has served as Chief Financial officer and Vice President of Alta Mesa since 2006. Mr. McCabe joined Alta Mesa in September 2006 and became a director in March 2014. Mr. McCabe has over 25 years of corporate finance experience, with a focus on the energy industry. He has served in senior positions with Bank of Tokyo, Bank of New England and Key Bank. Mr. McCabe holds a Bachelor of Science in Chemistry and Physics from Bridgewater State University, a Master of Science in Chemical Engineering from Purdue University and a Master of Business Administration in Financial Management from Pace University.

David Murrell has served as our Vice President, Land and Business Development since 2006. Mr. Murrell has over 30 years of experience in Gulf Coast leasing, exploration and development programs, contract management and acquisitions and divestitures. He created a structured land management system for Alta Mesa, and built a team of division order analysts, lease analysts, landmen, and field representatives that has facilitated our growth. Mr. Murrell earned a Bachelor of Business Administration in Petroleum Land Management from the University of Oklahoma and is a Certified Professional Landman through the Association of Professional Landmen.

Homer “Gene” Cole joined Alta Mesa in 2007 and has served in the position of Vice President and Chief Technical Officer since August 2015 and became a director in August 2015. Mr. Cole has over 25 years of extensive domestic and international oilfield experience in management, well completions and well stimulation design and execution. He started his career with Schlumberger Dowell as a Field Engineer and served from 1986 to 2007 in numerous positions of increasing responsibility with Schlumberger in the areas of field operations, engineering and management. He has a Bachelor of Science in Petroleum Engineering from Marietta College.

Ronald J. Smith. Mr. Smith has been appointed to service as our Vice President and Chief Accounting Officer effective upon the Closing. Mr. Smith has over 35 years of accounting experience, primarily in the energy industry. Mr. Smith served as the Chief Accounting Officer of Alta Mesa from 2015 to the Closing. Mr. Smith began working for Alta Mesa in 2008 as the Controller. Mr. Smith has served in numerous senior level management positions including positions with Calpine Corporation and Mariner Energy. Mr. Smith holds a Bachelor of Science in Accounting from Robert Morris University, an MBA in Finance from the University of Houston and is a Certified Public Accountant.

David M. Leuschen became a director immediately following the Closing. Mr. Leuschen is a Founder of Riverstone and has been a Senior Managing Director since 2000. Prior to founding Riverstone, Mr. Leuschen was a Partner and Managing Director at Goldman Sachs and founder and head of the Goldman Sachs Global Energy and Power Group. Mr. Leuschen joined Goldman Sachs in 1977, became head of the Global Energy and Power Group in 1985, became a Partner of that firm in 1986 and remained with Goldman Sachs until leaving to found Riverstone in 2000. Mr. Leuschen also served as Chairman of the Goldman Sachs Energy Investment Committee, where he was responsible for screening potential capital commitments by Goldman Sachs in the energy and power industry and was responsible for establishing and managing the firm’s relationships with senior executives from leading companies in all segments of the energy and power industry. Mr. Leuschen serves as a non-executive board member of Riverstone Energy Limited (LSE: REL) since May 2013, a non-executive board member of Centennial Resource Development, Inc. since October 2016 and serves on the boards of directors or equivalent bodies of a number of private Riverstone portfolio companies and their affiliates. In 2007, Mr. Leuschen, along with Riverstone and The Carlyle Group (“Carlyle”), became the subject of an industry-wide inquiry by the Office of the Attorney General of the State of New York (the “Attorney General”) relating to the use of placement agents in connection with investments by the New York State Common Retirement Fund (“NYCRF”) in certain funds, including funds that were jointly developed by Riverstone and Carlyle. In June 2009, Riverstone entered into an Assurance of Discontinuance with the Attorney General to resolve the matter and agreed to make a restitution payment of $30 million to the New York State Office of the Attorney General for the benefit of NYCRF. Mr. Leuschen also entered into an Assurance of Discontinuance with the Attorney General in December 2009 and agreed that Riverstone and/or Mr. Leuschen would make a restitution payment of $20 million to the New York State Office of the Attorney General for the benefit of NYCRF. Mr. Leuschen has received an MBA from Dartmouth’s Amos Tuck School of Business and an A.B. degree from Dartmouth College. Mr. Leuschen was selected to serve on the board of directors due to his extensive mergers and acquisitions, financing and investing experience in the energy and power industry.

Pierre F. Lapeyre, Jr. became a director immediately following the Closing. Mr. Lapeyre is a Founder of Riverstone and has been a Senior Managing Director since 2000. Prior to founding Riverstone, Mr. Lapeyre was a Managing Director of Goldman Sachs in its Global Energy and Power Group. Mr. Lapeyre joined Goldman Sachs in 1986 and spent his 14-year investment banking career focused on energy and power, particularly the midstream, upstream and energy service sectors. Mr. Lapeyre serves as a non-executive board member of Riverstone Energy Limited (LSE: REL) since May 2013, a non-executive board member of Centennial Resource Development, Inc. since October 2016 and serves on the boards of directors or equivalent bodies of a number of private Riverstone portfolio companies and their affiliates. He has an MBA from the University of North Carolina at Chapel Hill and a B.S. in Finance and Economics from the University of Kentucky. Mr. Lapeyre was selected to serve on the board of directors due to his extensive mergers and acquisitions, financing and investing experience in the energy and power industry.

William W. McMullen became a director immediately following the Closing. Mr. McMullen is the founder and managing partner of Bayou City Energy (“BCE”), an oil and gas focused private equity firm based in Houston, Texas. Mr. McMullen founded BCE in 2015 after successfully managing a smaller private equity vehicle, Bayou City Energy Partners (“BCEP”), focused on investments in the oil and gas sector. Prior to BCEP, Mr. McMullen served as Vice President at White Deer Energy, an oil and gas focused private equity firm. Before White Deer Energy, Mr. McMullen served as an Associate at Denham Capital. Prior to Denham Capital, Mr. McMullen served as an Analyst in UBS Investment Bank’s Global Energy group. Mr. McMullen earned his Bachelor’s degree in Economics, with Honors, from Harvard University. Because of his broad knowledge of, and experience with, oil and gas investments, we believe Mr. McMullen is well qualified to serve on our board of directors.

Don Dimitrievich became a director of the Company immediately following the Closing. Mr. Dimitrievich is a Managing Director at HPS and is responsible for the energy and power portfolio. Prior to joining HPS in 2012, Mr. Dimitrievich was a Managing Director of Citi Credit Opportunities, a credit-focused principal investment group. At Citi Credit Opportunities, Mr. Dimitrievich oversaw the energy and power portfolio and invested in mezzanine, special situation and equity co-investments, and secondary market opportunities. Prior to joining Citi, Mr. Dimitrievich worked in the New York office of Skadden, Arps, Slate, Meagher & Flom LLP from 1998 to 2004 focusing on energy M&A and capital markets transactions. Mr. Dimitrievich has a law degree magna cum laude from McGill University in Montreal, Canada and earned a chemical engineering degree with Great Distinction from Queen’s University in Kingston, Canada. Mr. Dimitrievich currently serves on the following Boards: Blue Ridge Mountain Resources, Inc., Expro International Group Holdings Ltd., Glacier Oil & Gas Corp., Marquis Resources, LLC and Upstream Exploration LLC. Mr. Dimitrievich was selected to serve on the board of directors due to his significant mergers and acquisitions, financing and investing experience in the energy and power industry.

William D. Gutermuth has been a director since March 2017. Mr. Gutermuth is the Founder and Chairman of Bluegrass Capital LLC, a privately owned investment and consulting firm. Since January 1, 2015, he has devoted substantially all of his professional time and energies to Bluegrass Capital. Prior to that, Mr. Gutermuth was an equity partner at Bracewell & Giuliani LLP and its predecessor firm, Bracewell & Patterson, LLP, where he practiced corporate and transactional law for almost 35 years. Mr. Gutermuth’s legal career focused principally on mergers and acquisitions, particularly in the energy industry, as well as most aspects of corporate finance and corporate governance. Mr. Gutermuth chaired Bracewell & Giuliani’s worldwide Corporate and Securities Practice from 1999 to 2005 and served as a member of the Business Group Executive Committee from 2005 to 2007, as well as serving in other leadership positions within the law firm throughout his career. Mr. Gutermuth served as a director of Main Street Capital Corporation (NYSE: MAIN), a publicly traded business development company, from 2007 to 2012 and on the Compensation and Nominating and Governance Committees during his tenure as a director. Mr. Gutermuth also served as a director of Silver Run Acquisition Corporation (NASDAQ: SRAQ) from its inception in November 2015 until the completion of its acquisition of Centennial Resource Production, LLC in October 2016. Mr. Gutermuth holds a B.S. in Political Science from Vanderbilt University and a J.D. from Vanderbilt University School of Law. Mr. Gutermuth was selected to serve on the board of directors due to his significant leadership experience and his extensive merger and acquisition experience.

Jeffrey H. Tepper has been a director since March 2017. Mr. Tepper is a Founder of JHT Advisors LLC, a mergers and acquisitions advisory and investment firm. From 1990 to 2013, Mr. Tepper served in a variety of senior management and operating roles at the investment bank Gleacher & Company, Inc. and its predecessors and affiliates (“Gleacher”). Mr. Tepper is experienced in mergers and acquisitions, corporate finance, leveraged finance and asset management. Mr. Tepper was Head of Investment Banking and a member of the Management Committee while at Gleacher. Mr. Tepper led numerous investment banking transactions on behalf of clients in a variety of industries but with a specialty in financial services and asset management. Mr. Tepper also served as Gleacher’s Chief Operating Officer, overseeing operations, compliance, technology and financial reporting. In 2001, Mr. Tepper co-founded Gleacher’s asset management activities and served as President. Mr. Tepper served on the Investment Committees of Gleacher Mezzanine and Gleacher Fund Advisors. Between 1997 and 1999, Mr. Tepper served as Managing Director of and Chief Operating Officer of Gleacher NatWest Inc. (a predecessor to Gleacher Partners). Mr. Tepper was part of the senior management team of Gleacher NatWest with oversight responsibility for middle-market senior and subordinated debt, high-yield and equity principal activities. Between 1987 and 1990, Mr. Tepper was employed by Morgan Stanley & Co. as a financial analyst in the mergers and acquisitions and merchant banking departments. Mr. Tepper also served as a director of Silver Run Acquisition Corporation (NASDAQ: SRAQ) from its inception in November 2015 until the completion of its acquisition of Centennial Resource Production, LLC in October 2016 and has served as a director of Centennial Resource Development, Inc. (NASDAQ: CDEV) since October 2016. Mr. Tepper received an MBA from Columbia Business School and a B.S. in Economics from The Wharton School of the University of Pennsylvania with concentrations in finance and accounting. Mr. Tepper was selected to serve on the board of directors due to his significant investment and financial experience.

Diana J. Walters has been a director since March 2017. Ms. Walters has 30 years of experience in the natural resources sector, as an investment manager and equity investor, as an investment banker and in operating roles. Ms. Walters has been the owner and sole manager of 575 Grant, LLC, a company that provides advisory services in the field of natural resources, since 2014. She served as the President and Chief Executive Officer of Liberty Metals & Mining Holdings, LLC and a member of senior management of Liberty Mutual Asset Management from January 2010 to September 2014. She was a Managing Partner of Eland Capital, LLC, a natural resources advisory firm founded by her, from 2007 to 2010. Ms. Walters has extensive investment experience with both debt and equity through various previous leadership roles at Credit Suisse, HSBC and other firms. She also served previously as Chief Financial Officer of Tatham Offshore Inc., an independent oil and gas company with assets in the Gulf of Mexico. Ms. Walters also served as a director of Silver Run Acquisition Corporation (NASDAQ: SRAQ) from its inception in November 2015 until the completion of its acquisition of Centennial Resource Production, LLC in October 2016. Ms. Walters currently serves on the board of directors of Platinum Group Metals (NYSE: PLG) and Electrum Special Acquisition Corporation (NASDAQ: ELECU). Ms. Walters graduated with Honors from the University of Texas at Austin with a B.A. in Plan II Liberal Arts and an M.A. in Energy and Mineral Resources. Ms. Walters was selected to serve on the board of directors due to her significant investment and operating experience in the energy industry.

Donald R. Sinclair became become a director immediately following the Closing. Mr. Sinclair has over 30 years of experience in the oil and gas industry, with a focus on marketing and trading, particularly in the midstream sector. Mr. Sinclair currently serves as the Chairman of the Board of Directors and President of WTX Pumping

Services LLC. He also currently serves as a senior advisor to Anadarko Petroleum Corporation and as a senior advisor to Western Gas Equity Holdings, LLC (“WES GP”), the general partner of Western Gas Equity Partners LP. From 2009 to 2017, Mr. Sinclair served as the President and Chief Executive Officer of WES GP and as a member of the board of directors of WES GP. From 2010 to 2016, he also served as the Vice President and Senior Vice President of Anadarko Petroleum Corporation. In 2003, Mr. Sinclair co-founded Ceritas Energy, LLC (“Ceritas”), and served as the President and Chief Executive Officer of Ceritas from 2003 to 2009. From 1998 to 2003, Mr. Sinclair was involved in energy industry consulting and the management of personal business interests. From 1997 to 1998, he served as the President of Duke Energy Trading and Marketing LLC (“Duke”). Prior to joining Duke, Mr. Sinclair served as Senior Vice President of Tenneco Energy, a unit of Tenneco Inc. (“Tenneco”), and as President of Tenneco Energy Resources Corporation. Prior to joining Tenneco, Mr. Sinclair also served for eight years in various officer positions with Dynegy Inc. (formerly NGC Corporation), including as Senior Vice President and Chief Risk Officer, during which time he was in charge of all risk management activities and commercial operations. Mr. Sinclair earned a Bachelor of Business Administration degree from Texas Tech University. Mr. Sinclair was selected to serve on the board of directors due to his significant leadership experience and his extensive investment experience in the oil and gas industry.

Board of Directors and Terms of Office of Officers and Directors

On the Closing Date, in connection with the Business Combination, the size of the Company’s board of directors (the “Board”) was increased from four members to eleven members. Messrs. William D. Gutermuth, Donald R. Sinclair and David M. Leuschen were appointed to serve as Class I directors, with terms expiring at the Company’s annual meeting of stockholders in 2018; Messrs. Jeffrey H. Tepper, Michael E. Ellis and Pierre F. Lapeyre, Jr. and Ms. Diana J. Walters were appointed to serve as Class II directors, with a term expiring at the Company’s annual meeting of stockholders in 2019; and Messrs. James T. Hackett, Harlan H. Chappelle, Don Dimitrievich and William W. McMullen were appointed to serve as Class III directors, with a term expiring at the Company’s annual meeting of stockholders in 2020.

Since the beginning of the Company’s last fiscal year through the present, there have been no transactions with the Company, and there are currently no proposed transactions with the Company, in which the amount involved exceeds $120,000 and in which any director had or will have a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K. No arrangement or understanding exists between any director and any other person pursuant to which such director was selected as a director of the Company.

Independence of Directors

Under the listing rules of NASDAQ, we are required to have a majority of independent directors serving on our Board. The Company’s Board has determined that Ms. Diana J. Walters and Messrs. Don Dimitrievich, William D. Gutermuth, Jeffrey H. Tepper, Donald R. Sinclair, David M. Leuschen and Pierre F. Lapeyre, Jr. are independent within the meaning of NASDAQ Rule 5605(a)(2).

Bayou City, HPS and AM Management own the only outstanding shares of our Series A Preferred Stock. For so long as the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to nominate and elect directors to our board of directors for a period of five years following the Closing based on their and their affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
Bayou City and its affiliates
• at least 10%	one director who must be independent for purposes of the listing rules of NASDAQ (unless the director to be nominated is William W. McMullen who need not be independent)

HPS and its affiliates
• at least 10%	one director who must be independent for purposes of the listing rules of NASDAQ

Holder / Beneficial Ownership and Other Requirements	Designation Right
AM Management and its affiliates
• at least 10%	two directors who need not be independent for purposes of the listing rules of NASDAQ

• less than 10% but at least 5% and either Hal Chappelle or Michael Ellis is a member of our management	one director who need not be independent for purposes of the listing rules of NASDAQ

The Riverstone Contributor owns the only outstanding share of our Series B Preferred Stock. For so long as the Series B Preferred Stock remains outstanding, the holder of the Series B Preferred Stock is entitled to nominate and elect directors to our board of directors for a period of five years following the Closing based on its and its affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
Riverstone Contributor and its affiliates
• at least 15%	three directors (one of whom will be the Chairman of the Board)
• less than 15% but at least 10%	two directors (one of whom will be the Chairman of the Board)
• less than 10% but at least 5%	one director (who may be the Chairman of the Board if such person is Jim Hackett)

Officers are appointed by the board of directors and serve at discretion of the board, rather than for specific terms of office.

Board Committees

Following the Closing, the standing committees of the Company’s Board consist of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Each of the committees reports to the Board. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee. The principal functions of the Company’s Audit Committee are detailed in the Company’s Audit Committee charter, which is available on the Company’s website, and include:

•                  the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by the Company;

•                  pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company, and establishing pre-approval policies and procedures;

•                  reviewing and discussing with the independent auditors all relationships the auditors have with the Company in order to evaluate their continued independence;

•                  setting clear hiring policies for employees or former employees of the independent auditors;

•                  setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•                  obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•                  reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•                  reviewing with management, the independent auditors and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Under the NASDAQ listing standards and applicable SEC rules, the Company is required to have at least three members of the Audit Committee, all of whom must be independent. Following the Closing, our Audit Committee consists of Messrs. William D. Gutermuth and Jeffrey H. Tepper and Ms. Diana J. Walters, with Ms. Diana J. Walters serving as the Chair. We believe that Messrs. William D. Gutermuth and Jeffrey H. Tepper and Ms. Diana J. Walters qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Diana J. Walters qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Compensation Committee. The principal functions of the Company’s Compensation Committee are detailed in the Company’s Compensation Committee charter, which is available on the Company’s website, and include:

•                  reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating its Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of its Chief Executive Officer based on such evaluation;

•                  reviewing and approving on an annual basis the compensation of all of the Company’s other officers;

•                  reviewing on an annual basis the Company’s executive compensation policies and plans;

•                  implementing and administering the Company’s incentive compensation equity-based remuneration plans;

•                  assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•                  approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s officers and employees;

•                  if required, producing a report on executive compensation to be included in the Company’s annual proxy statement; and

•                  reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Under the NASDAQ listing standards, the Company is required to have a Compensation Committee, all of whom must be independent. Following the Closing, our Compensation Committee consists of Messrs. Donald R. Sinclair and Jeffrey H. Tepper and Ms. Diana J. Walters, with Mr. Donald R. Sinclair serving as the Chair. We believe that Messrs. Donald R. Sinclair and Jeffrey H. Tepper and Ms. Diana J. Walters qualify as independent directors according to the rules and regulations of the NASDAQ with respect to compensation committee membership.

Nominating and Corporate Governance Committee. The principal functions of the Company’s Nominating and Corporate Governance Committee are detailed in the Company’s Nominating and Corporate Governance Committee charter, which is available on the Company’s website, and include:

•                  assisting the Board in identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board;

•                  recommending director nominees for election or for appointment to fill vacancies;

•                  recommending the election of officer candidates;

•                  monitoring the independence of Board members;

•                  ensuring the availability of director education programs; and

•                  advising the Board about appropriate composition of the Board and its committees.

The Nominating and Corporate Governance Committee also develops and recommends to the Board corporate governance principles and practices and assists in implementing them, including conducting a regular review of our corporate governance principles and practices. The Nominating and Corporate Governance Committee oversees the annual performance evaluation of the Board and the committees of the Board and makes a report to the Board on succession planning.

Following the Closing, our Nominating and Corporate Governance Committee consists of Messrs. Donald R. Sinclair, Jeffrey H. Tepper and Ms. Diana J. Walters, with Mr. Jeffrey H. Tepper serving as the Chair.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities.

Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of the Company, we believe that during 2017, the officers and directors of the Company and beneficial owners of more than 10% of our equity securities registered pursuant to Section 12 were in compliance with the applicable requirements of Section 16(a).

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.  We have posted a copy of our Code of Ethics on our website www.altamesa.net.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than as described below, none of our officers or directors have received any cash compensation from us for services rendered to us for the year ended December 31, 2017. Since our formation through December 31, 2017, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our officers or directors. Commencing on March 29, 2017 through February 8, 2018, we paid affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial support. This arrangement has been agreed to for our benefit and is not intended to provide compensation in lieu of a salary or other remuneration. We believe the $10,000 per month fee is at least as favorable as we could have obtained from an unaffiliated third party for the services. Other than the $10,000 per month fee to our Sponsor’s affiliate, no compensation of any kind, including finder’s and consulting fees, has been paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, our Sponsor, officers and directors, or any of their respective affiliates, have been reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or their affiliates.

In connection with the Business Combination, we adopted a Long Term Incentive Plan and entered into employment agreements with our officers. A description of the Long Term Incentive Plan is included in our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 19, 2018. The new employment agreements and grants made under the Long Term Incentive Plan are described in our Form 8-K filed with the SEC on February 9, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding ownership of shares of voting securities of the Company, which consists of Class A Common Stock and Class C Common Stock, as of March 28, 2018:

•                  each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s voting securities of either class;

•                  each of the Company’s current executive officers and directors; and

•                  all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire such securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of voting securities of the Company is based on 382,774,128 shares of Class A Common Stock and Class C Common Stock issued and outstanding in the aggregate as of March 28, 2018.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting securities beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares of Voting Securities	Percent of Class %
5% or Greater Stockholders
Investment vehicles affiliated with Riverstone Holdings(2)	94,242,666	24.6%
Highfields Capital Management(3)	7,508,999	1.9%
Orbis Allan Gray LTD(4)	11,286,508	2.9%
Baupost Group LLC(5)	6,615,552	1.7%

Name and Address of Beneficial Owners(1)	Number of Shares of Voting Securities	Percent of Class %
High Mesa Holdings, LP(6)(8)	134,402,398	35.1%
HPS Investment Partners, LLC(6)(7)(8)	28,717,435	7.5%
Point 72 Asset Management LP(9)	8,549,782	2.2%
Alyeska Investment Group, LP (10)	8,600,000	2.2%
Wellington Management Group LLP (11)	11,815,334	3.1%
Directors and Executive Officers
James T. Hackett	—	—
Harlan H. Chappelle (6)	—	—
Michael E. Ellis(6)(8)	—	—
Michael A. McCabe (6)	—	—
David M. Leuschen(2)	—	—
Pierre F. Lapeyre, Jr.(2)	—	—
William W. McMullen	—	—
Don Dimitrievich	—	—
William D. Gutermuth	33,000	*
Jeffrey H. Tepper	33,000	*
Diana J. Walters	33,000	*
Donald R. Sinclair	—	—
David Murrell	—	—
Homer “Gene” Cole (6)	—	—
Ronald J. Smith	—	—
All directors and executive officers, as a group (15 individuals)	99,000	*

*                          Less than one percent.

(1)                  Unless otherwise noted, the business address of each of the following entities or individuals is c/o Alta Mesa Resources, Inc., 15021 Katy Freeway, Suite 400, Houston, Texas 77094.

(2)                  Includes 16,548,894 shares of Class A Common Stock held of record by the Sponsor, 18,522,000 shares of Class A Common Stock held of record by Riverstone VI SR II Holdings, L.P. (“SR II Holdings”), 25,857,148 shares of Class A Common Stock held by Riverstone AMR Partners, L.P. (“AMR Partners”), 1,720,243 shares of Class A Common Stock held of record by Riverstone AMR Partners-U, LLC (“AMR Partners-U”), 3,127,715 shares of Class A Common Stock held of record by Riverstone AMR Partners-T, L.P. (“AMR Partners-T”) and 20,000,000 shares of Class C Common Stock held of record by Riverstone VI Alta Mesa Holdings, L.P. (“Riverstone Contributor” and, together with the Sponsor, SR II Holdings, AMR Partners, AMR Partners-U and AMR Partners-T, the “Riverstone Funds”). David M. Leuschen and Pierre F. Lapeyre, Jr. are the managers of Riverstone Management Group, L.L.C. (“Riverstone Management”), which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P. (“Riverstone/Gower”), which is the sole member of Riverstone Holdings LLC (“Holdings”), which is the sole shareholder of Riverstone Energy GP VI Corp, which is the managing member of Riverstone Energy GP VI, LLC (“Riverstone Energy GP’”) which is the general partner of Riverstone Energy Partners VI, L.P., which is the general partner of AMR Partners, the manager of AMR Partners-U and the managing member of Riverstone Energy VI Holdings GP, LLC, which is the general partner of each of the Riverstone Contributor and SR II Holdings, which is the sole and managing member of Silver Run. Riverstone Energy GP is also the sole member of Riverstone Energy Partners VI (Non-U.S.), LLC, which is the general partner of AMR Partners-T, L.P. Riverstone Energy GP is managed by a managing committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, E. Bartow Jones, N. John Lancaster, Baran Tekkora and Robert M. Tichio. As such, each of Riverstone Energy GP, Riverstone Energy GP VI Corp, Holdings, Riverstone/Gower, Riverstone Management, Mr. Leuschen and Mr. Lapeyre may be deemed to have or share beneficial ownership of the securities held directly by the Riverstone Funds. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and individuals is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(3)                  Based on information contained in Schedule 13G filed on February 4, 2018 by Highfields Capital Management LP (“Highfields”). Highfields’ address is 200 Clarendon Street, 59th Floor, Boston, Massachusetts 02116.

(4)                  Based on information contained in Schedule 13G filed on April 10, 2017 by Orbis Investment Management Limited (“OIML”) and Orbis Investment Management (U.S.), LLC (“OIMUS”). OIML’s address is Orbis House, 25 Front Street, Hamilton Bermuda HM11 and OIMUS’s address is 600 Montgomery Street, Suite 3800, San Francisco, CA 94111, USA.

(5)                  Based on information contained on Form 13F filed on August 11, 2017 by Baupost Group L.L.C. (“Baupost”). Baupost’s address is 10 St James Avenue, Suite 1700, Boston, MA 02116.

(6)                  The sole general partner of the Alta Mesa Contributor is High Mesa Holdings GP, LLC (“High Mesa GP”). High Mesa, Inc. (“High Mesa”) holds a majority of the outstanding limited partner interests in the Alta Mesa Contributor and all of the outstanding limited liability company interests in High Mesa GP. The interests of the Alta Mesa Contributor are beneficially owned (either directly or through interests in High Mesa) by three groups, each consisting of affiliated parties: (i) AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Holdings, LP, Petro Operating Company Holdings, Inc., Harlan H. Chappelle, Gene Cole, Mike McCabe, Dale Hayes, AM Equity Holdings, LP and MME Mission Hope, LLC (collectively, the “Management Holders”), (ii) HPS Investment Partners, LLC, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd. and United Insurance Company of America, Jade Real Assets Fund, L.P. (collectively, the “HPS Alta Mesa Holders”) and (iii) Bayou City Energy Management, LLC, BCE-MESA Holdings, LLC, and BCE-AMH Holdings, LLC (collectively, the “Bayou City Holders”). The Class C Common Stock owned by the Alta Mesa Contributor is subject to a voting agreement pursuant to which the Alta Mesa Contributor will vote the shares of Class C Common Stock proportionately in accordance with the express direction of the HPS Alta Mesa Holders, the Bayou City Holders and the Management Holders, respectively, based upon the relative ownership in the Alta Mesa Contributor of each such group. Mr. Ellis (who is our Chief Operating Officer—Upstream and one of our directors), through his ownership in AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Holdings, LP, Petro Operating Company Holdings, Inc. and AM Equity Holdings, LP, will effectively control the vote of the Management Holders, and as a result, may be deemed to beneficially own the Class C Common Stock beneficially owned by each such entity. William W. McMullen (who is one of our directors) through his ownership of the Bayou City Holders may be deemed to beneficially own the shares beneficially owned by the Bayou City Holders. Mr. Ellis, Mr. McMullen, the Management Holders, the HPS Alta Mesa Holders and the Bayou City Holders disclaim beneficial ownership of the shares of the Alta Mesa Contributor and the other Alta Mesa Contributor holders except to the extent of their respective pecuniary interests therein.

(7)                  Based on information contained in Schedule 13D filed on March 21, 2018 by HPS Investment Partners, LLC (“HPS”). The principal address of HPS is 40 West 57th Street, 33rd Floor, New York, New York 10019. HPS manages, directly or indirectly, each of Mezzanine Partners II Delaware Subsidiary, LLC, KFM Offshore, LLC, a wholly-owned subsidiary of Offshore Mezzanine Partners Master Fund II, L.P., KFM Institutional, LLC, a wholly-owned subsidiary of Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., and Jade Real Assets Fund, L.P. (collectively, the “HPS Kingfisher Members”), and HPS, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd., United Insurance Company of America, and Jade Real Assets Fund, L.P. (collectively, the “HPS Alta Mesa Holders”). Therefore, HPS may be deemed to be the beneficial owner of all shares of the Issuer’s Class A Common Stock beneficially owned by each of the HPS Kingfisher Members and the HPS Alta Mesa Holders. Included in the HPS Alta Mesa Holders’ beneficial ownership, HPS manages, directly or indirectly, the HPS Alta Mesa Holders that indirectly own, through High Mesa, Inc. (“High Mesa”), a certain percentage of ARM-M I, LLC, a member of the Kingfisher Contributor (“ARM-MI”), and HMS Kingfisher HoldCo, LLC, a member of the Kingfisher Contributor (“HMS”); therefore, HPS may be deemed to be the beneficial owner of such proportionate percentage of shares of the Issuer’s Class A Common Stock beneficially owned by High Mesa through High Mesa’s direct ownership of HMS and partial indirect ownership of ARM-MI.

(8)                  Reflects shares of Class C Common Stock.

(9)                  Based on information contained in Schedule 13G filed on March 13, 2018 by (i) Point72 Asset Management, L.P. with respect to shares held by certain investment funds it manages; (ii) Point72 Capital Advisors, Inc.  with respect to Shares held by certain investment funds managed by Point72 Asset Management; (iii) Cubist Systematic Strategies, LLC with respect to Shares held by certain investment funds it manages; and (iv) Steven A. Cohen with respect to Shares beneficially owned by Point72 Asset Management, Point72 Capital Advisors Inc., and Cubist Systematic Strategies. The address of the principal business office of (i) Point72 Asset Management, Point72 Capital Advisors Inc., and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902; and (ii) Cubist Systematic Strategies is 330 Madison Avenue, New York, NY 10173.

(10)           Based upon a Schedule 13G filed by Alyeska Investment Group, LP, Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Anand Parekh filed on February 14, 2018. The address of this group is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(11)           Based upon a Schedule 13G filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP on February 12, 2018. The address of thie group is 280 Congress Street, Boston, MA 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Founder Shares and Private Placement Warrants

On November 21, 2016, our Sponsor purchased 11,500,000 shares of Class B Common Stock, the founder shares, from us, for an aggregate purchase price of $25,000, or approximately $0.002 per share. On March 2017, we effected a stock dividend of 14,375,000 shares of Class B Common Stock, resulting in our Sponsor holding an aggregate of 25,875,000 founder shares. In March 2017, our Sponsor transferred 33,000 founder shares to each of our then independent directors (together with our Sponsor, the “initial stockholders”) at their original purchase price. On February 9, 2018, all of the outstanding founder shares were automatically converted into shares of Class A Common Stock on a one-for-one basis in connection with the Closing.

On March 29, 2017, our Sponsor purchased from us 15,133,333 Private Placement Warrants at a price of $1.50 per whole warrant ($22,700,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our IPO. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

The founder shares and Private Placement Warrants and any shares of Class A Common Stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us entered into by our sponsor, officers and directors.  Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the Class A Common Stock underlying such warrants, until 30 days after the completion of the Business Combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of the Business Combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor;

(h) any Forward Transferee or (i) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the completion of the Business Combination; provided, however, that in the case of clauses (a) through (e) and (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Forward Purchase Agreement

In March 2017, we entered the Forward Purchase Agreement pursuant to which Fund VI Holdings agreed to purchase an aggregate of up to 40,000,000 shares of our Class A Common Stock, plus an aggregate of up to 13,333,333 warrants (“Forward Purchase Warrant”), for an aggregate purchase price of up to $400,000,000 or $10.00 per unit (collectively, “Forward Purchase Units”). Each Forward Purchase Warrant has the same terms as each of the Private Placement Warrants.

On February 9, 2018, the Fund VI Holdings purchased 40,000,000 units pursuant to the Forward Purchase Agreement for an aggregate purchase price of $400 million.

Related Party Loans

On November 22, 2016, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “2016 Note”). This loan is non-interest bearing and was payable on the earlier of March 31, 2017 or the completion of the IPO. On November 22, 2016, we borrowed $300,000 under the 2016 Note. On March 29, 2017, the full $300,000 balance of the 2016 Note was repaid to the Sponsor.

On September 27, 2017, the Sponsor agreed to loan us an aggregate of up to $2,000,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “2017 Note”). This loan was non-interest bearing and payable on the earlier of March 29, 2019 or the date on which we consummate a business combination. On September 27, 2017, we borrowed $1,500,000 under the 2017 Note. On December 27, 2017, the Company borrowed the remaining $500,000 under the 2017 Note. On February 9, 2018, the full $2,000,000 balance of the 2017 Note was repaid to the Sponsor.

Indemnity Agreements

On the Closing Date, we entered into indemnity agreements with Messrs. David M. Leuschen, Pierre F. Lapeyre, Jr., William W. McMullen, Don Dimitrievich and Donald R. Sinclair, each of whom became a director following the Business Combination, and Messrs. Harlan H. Chappelle, Michael E. Ellis, Michael A. McCabe, David Murrell, Homer “Gene” Cole and Ronald J. Smith, each of who became executive officers and/or directors of the Company following the Business Combination. In addition, we amended the indemnity agreements previously entered into with Messrs. Jim T. Hackett, William D. Gutermuth and Jeffrey H. Tepper and Ms. Diana J. Walters to make certain changes to reflect the Closing. Each indemnity agreement provides that, subject to limited exceptions, and among other things, we will indemnify the director or executive officer to the fullest extent permitted by law for claims arising in his or her capacity as our director or officer.

Administrative Support Agreement

On March 24, 2017, we entered into an administrative support agreement pursuant to which we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We paid the affiliate of our Sponsor $90,000 for such services for the year ended December 31, 2017. Following the Closing, we no longer pay these monthly fees.

Amended and Restated Limited Partnership Agreement of SRII Opco

In connection with the Closing of the Business Combination, we and the Contributors entered into SRII Opco’s amended and restated agreement limited partnership agreement (the “A&R LP Agreement”). The operations of SRII Opco, and the rights and obligations of the holders of SRII Opco Common Units, are set forth in the A&R LP Agreement.

Appointment as General Partner. We are the sole member of and have ownership and voting control over SRII Opco GP, LLC, a Delaware limited liability company and sole general partner of SRII Opco (the “General Partner”). The General Partner is able to control all of the day-to-day business affairs and decision-making of SRII Opco without the approval of any other partner, unless otherwise stated in the A&R LP Agreement. As such, the General Partner, through its officers and directors, is responsible for all operational and administrative decisions of SRII Opco and the day-to-day management of SRII Opco’s business. Pursuant to the terms of the A&R LP Agreement, the General Partner cannot, under any circumstances, be removed as the sole general partner of SRII Opco except by its election. The board of managers of the General Partner will consist of a subset of our Board and the officers of the General Partner will be a subset of our officers.

Compensation. The General Partner is not entitled to compensation for its services as general partner. The General Partner is entitled to reimbursement by SRII Opco for any reasonable out-of-pocket expenses incurred on behalf of SRII Opco, including all of our fees, expenses and costs of being a public company (including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees and offering expenses) and maintaining our corporate existence.

Distributions. The A&R LP Agreement allows for distributions to be made by SRII Opco to its partners on a pro rata basis out of “distributable cash” (as defined in the A&R LP Agreement). We expect SRII Opco may make distributions out of distributable cash periodically to the extent permitted by the debt agreements of SRII Opco and necessary to enable us to cover our operating expenses and other obligations, as well as to make dividend payments, if any, to the holders of our Class A Common Stock. In addition, the A&R LP Agreement generally requires SRII Opco to make pro rata distributions to its partners, including us, in an amount at least sufficient to allow us to pay our taxes.

SRII Opco Common Unit Redemption Right. The A&R LP Agreement provides a redemption right to the Contributors which entitles them to cause SRII Opco to redeem, from time to time, all or a portion of their SRII Opco Common Units for, at SRII Opco’s option, newly-issued shares of our Class A Common Stock on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Class A Common Stock for the five trading days prior to the date the Contributors deliver a notice of redemption for each SRII Opco Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a “reclassification event” (as defined in the A&R LP Agreement), the General Partner is to ensure that each SRII Opco Common Unit is redeemable for the same amount and type of property, securities or cash that a share of Class A Common Stock becomes exchangeable for or converted into as a result of such “reclassification event.” Upon the exercise of the redemption right, the Contributors will surrender their SRII Opco Common Units to SRII Opco for cancellation. The A&R LP Agreement requires that we contribute cash or shares of our Class A Common Stock to SRII Opco in exchange for a number of SRII Opco Common Units in SRII Opco equal to the number of SRII Opco Common Units to be redeemed from the Contributor. SRII Opco will then distribute such cash or shares of our Class A Common Stock to such Contributor to complete the redemption. Upon the exercise of the redemption right, we may, at our option, effect a direct exchange of cash or our Class A Common Stock for such SRII Opco Common Units in lieu of such a redemption. Upon the redemption or exchange of SRII Opco Common Units held by a Contributor, a corresponding number of shares of Class C Common Stock will be cancelled.

Change of Control. In connection with the occurrence of a “general partner change of control” (as defined below), we have the right to require each partner of SRII Opco (other than us) to cause SRII Opco to redeem some or all of such partner’s SRII Opco Common Units and a corresponding number of shares of Class C Common Stock, in each case, effective immediately prior to the consummation of the general partner change of control. From and after the date of such redemption, the SRII Opco Common Units and shares of Class C Common Stock subject to such redemption will be deemed to be transferred to us and each such partner will cease to have any rights with respect to the SRII Opco Common Units and shares of Class C Common Stock subject to such redemption (other than the right to receive shares of Class A Common Stock pursuant to such redemption). A “general partner change of control” will be deemed to have occurred if or upon: (i) the consummation of a sale, lease or transfer of all or substantially all of our assets (determined on a consolidated basis) to any person or “group” (as such term is used in

Section 13(d)(3)) that has been approved by our stockholders and board of directors, (ii) a merger or consolidation of the Company with any other person (other than a transaction in which our voting securities outstanding immediately prior to the transaction continue to represent at least 50.01% of our or the surviving entity’s total voting securities following the transaction) that has been approved by our stockholders and board of directors or (iii) subject to certain exceptions, the acquisition by any person or “group” (as such term is used in Section 13(d)(3)) of beneficial ownership of at least 50.01% of our voting securities, if recommended or approved by our board of directors or determined by our board of directors to be in our and our stockholders’ best interests.

Maintenance of One-to-One Ratios. The A&R LP Agreement includes provisions intended to ensure that we at all times maintain a one-to-one ratio between (a) the number of outstanding shares of Class A Common Stock and the number of SRII Opco Common Units owned by us (subject to certain exceptions for certain rights to purchase our equity securities under a “poison pill” or similar shareholder rights plan, if any, certain convertible or exchangeable securities issued under our equity compensation plans and certain equity securities issued pursuant to our equity compensation plans (other than a stock option plan) that are restricted or have not vested thereunder) and (b) the number of outstanding shares of our Class C Common Stock and the number of SRII Opco Common Units owned by the Contributors. This construct is intended to result in the Contributors having a voting interest in us that is identical to the Contributors’ economic interest in SRII Opco.

Transfer Restrictions. The A&R LP Agreement generally does not permit transfers of SRII Opco Common Units by partners, subject to limited exceptions. Any transferee of SRII Opco Common Units must assume, by operation of law or written agreement, all of the obligations of a transferring partner with respect to the transferred units, even if the transferee is not admitted as a partner of SRII Opco.

Dissolution. The A&R LP Agreement provides that the unanimous consent of all partners will be required to voluntarily dissolve SRII Opco. In addition to a voluntary dissolution, SRII Opco will be dissolved upon a change of control transaction under certain circumstances, as well as upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up SRII Opco; (ii) second, to pay debts and liabilities owed to creditors of SRII Opco; and (iii) third, to the partners pro-rata in accordance with their respective percentage ownership interests in SRII Opco (as determined based on the number of SRII Opco Common Units held by a partner relative to the aggregate number of all outstanding SRII Opco Common Units).

Confidentiality. Each partner has agreed to maintain the confidentiality of SRII Opco’s confidential information. This obligation excludes information independently obtained or developed by the partners, information that is in the public domain or otherwise disclosed to a partner, in either such case not in violation of a confidentiality obligation or disclosures required by law or judicial process or approved by our chief executive officer.

Indemnification and Exculpation. The A&R LP Agreement provides for indemnification of the General Partner and the officers and managers of the General Partner and their respective subsidiaries or affiliates and provides that, except as otherwise provided therein, we, as the general partner of SRII Opco, have the same fiduciary duties to SRII Opco and its partners as are owed to a corporation organized under Delaware law and its stockholders by its directors.

Registration Rights Agreements

On March 23, 2017, we entered into a registration rights agreement (the “Sponsor Registration Rights Agreement”) with our Sponsor and certain of our former and current directors, pursuant to which such parties are entitled to certain registration rights relating to (i) shares of our Class A Common Stock issued to our Sponsor and such former and current directors upon the conversion of their founder shares at the Closing and (ii) the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A Common Stock issuable upon the exercise of such warrants). In connection with the Closing, we and the Contributors entered into a Registration Rights Agreement (the “Business Combination Registration Rights Agreement” and, collectively with the Sponsor Registration Rights Agreement, the “Registration Rights Agreements”), pursuant to which we will be required to register for resale shares of Class A Common Stock issuable upon the future redemption or exchange of SRII Opco Common Units by the Contributors (collectively the “Contributor Shares”). Under the Forward Purchase Agreement, we are required to, within 30 calendar days after consummation of the Transactions, file a registration statement registering the resale of the securities issued to Fund VI Holdings thereunder.

The holders of a majority of the Registrable Securities (as defined in the Sponsor Registration Rights Agreement) under the Sponsor Registration Rights Agreement are entitled to make up to three demands, excluding short form demands, that we register the resale of such securities. Under the Business Combination Registration Rights Agreement, we are required to, within 30 calendar days after consummation of the Transactions, file a registration statement registering the resale of the Contributor Shares. Additionally, under the Business Combination Registration Rights Agreement, the Alta Mesa Contributor is entitled to demand six underwritten offerings, the Riverstone Contributor is entitled to demand three underwritten offerings and the Kingfisher Contributor is entitled to demand one underwritten offering, in each case if the offering is reasonably expected to result in gross proceeds of more than $50 million.

The holders under the Registration Rights Agreements also have certain “piggy-back” registration rights with respect to registration statements and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Sponsor Registration Rights Agreement provides that we will not permit any registration statement filed under the Securities Act with respect to the founder shares and the Private Placement Warrants and the shares of Class A Common Stock underlying such Private Placement Warrants to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, on the earlier of (A) March 29, 2018, (B) if the last sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (C) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Private Placement Warrants and the shares of Class A Common Stock underlying such Private Placement Warrants, February 9, 2018.

We will bear the expenses incurred in connection with the filing of any such registration statements.

Series A Certificate of Designation

Upon the Closing, we filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A Preferred Stock which sets forth the terms, rights, obligations and preferences of the Series A Preferred Stock that was issued to Bayou City, HPS, and AM Management, at the Closing.

Bayou City, HPS and AM Management own the only outstanding shares of our Series A Preferred Stock and may not transfer the Series A Preferred Stock or any rights, powers, preferences or privileges thereunder except to an affiliate (as defined in the SRII Opco LPA). The holders of the Series A Preferred Stock are not entitled to vote on any matter on which stockholders generally are entitled to vote. In addition, the holders are not entitled to any dividends from us but will be entitled to receive, after payment or provision for debts and liabilities and prior to any distribution in respect of our Class A Common Stock or any other junior securities, liquidating distributions in an amount equal to $0.0001 per share of Series A Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

The Series A Preferred Stock is not convertible into any other security of the Company, but is redeemable for the par value thereof by us upon the earlier to occur of (1) the fifth anniversary of the Closing Date, (2) the optional redemption of such Series A Preferred Stock at the election of the holder thereof or (3) upon a breach of the transfer restrictions described above. For so long as the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to nominate and elect directors to our board of directors for a period of five years following the Closing based on their and their affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
Bayou City and its affiliates
• at least 10%	one director who must be independent for purposes of the listing rules of NASDAQ (unless the director to be nominated is William W. McMullen who need not be independent)

HPS and its affiliates
• at least 10%	one director who must be independent for purposes of the listing rules of NASDAQ

AM Management and its affiliates
• at least 10%	two directors who need not be independent for purposes of the listing rules of NASDAQ

• less than 10% but at least 5% and either Hal Chappelle or Michael Ellis is a member of our management	one director who need not be independent for purposes of the listing rules of NASDAQ

The vote of Bayou City, HPS and AM Management will be the only vote required to elect such nominees to the board of directors (each such director, in such capacity, a “Series A Director”). So long as the Series A Preferred Stock remains outstanding, vacancies on our board of directors resulting from the death, resignation, retirement, disqualification or removal of a Series A Director will be filled only by the affirmative vote of the holder of the Series A Preferred Stock. We will have the right to cause the removal of the Series A Director from our board of directors immediately upon redemption of the Series A Preferred Stock as described above.

Series B Certificate of Designation

Upon the Closing, we filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B Preferred Stock, which sets forth the terms, rights, obligations and preferences of the Series B Preferred Stock which was issued to the Riverstone Contributor at the Closing.

The Riverstone Contributor owns the only outstanding share of our Series B Preferred Stock, and may not transfer the Series B Preferred Stock or any rights, powers, preferences or privileges thereunder except to an affiliate (as defined in the SRII Opco LPA). The holder of the Series B Preferred Stock is not entitled to vote on any matter on which stockholders generally are entitled to vote. In addition, the holder is not entitled to any dividends from the Company but will be entitled to receive, after payment or provision for debts and liabilities and prior to any distribution in respect of our Class A Common Stock or any other junior securities, liquidating distributions in an amount equal to $0.0001 per share of Series B Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

The Series B Preferred Stock is not convertible into any other security of the Company, but will be redeemable for the par value thereof by us upon the earlier to occur of (1) the fifth anniversary of the Closing Date, (2) the optional redemption of such Series B Preferred Stock at the election of the holder thereof or (3) upon a breach of the transfer restrictions described above. For so long as the Series B Preferred Stock remains outstanding, the holder of the Series B Preferred Stock will be entitled to nominate and elect directors to our board of directors for a period of five years following the Closing based on its and its affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
Riverstone Contributor and its affiliates
• at least 15%	three directors (one of whom will be the Chairman of the Board)
• less than 15% but at least 10%	two directors (one of whom will be the Chairman of the Board)
• less than 10% but at least 5%	one director (who may be the Chairman of the Board if such person is Jim Hackett)

The vote of the Riverstone Contributor will be the only vote required to elect such nominees to the board of directors (each such director, in such capacity, a “Series B Director”). So long as the Series B Preferred Stock remains outstanding, vacancies on our board of directors resulting from the death, resignation, retirement, disqualification or removal of a Series B Director will be filled only by the affirmative vote of the holder of the Series B Preferred Stock. We will have the right to cause the removal of the Series B Director from our board of directors immediately upon redemption of the Series B Preferred Stock as described above.

Management Services Agreement

In connection with the Closing, Alta Mesa entered into a management services agreement (the “Management Services Agreement”) with High Mesa. Under the Management Services Agreement, during the 180-day period following the Closing (the “Initial Term”), Alta Mesa will provide certain administrative, management and operational services necessary to manage the business of High Mesa and its subsidiaries (the “Services”), in each case, subject to and in accordance with an approved budget. Thereafter, the Management Services Agreement shall automatically renew for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. For a period of 60 days following the expiration of the term, Alta Mesa is obligated to assist High Mesa with the transition of the Services from Alta Mesa to a successor service provider. As compensation for the Services, including during any transition to a successor service provider, High Mesa will pay Alta Mesa each month (i) a management fee of $10,000, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses incurred in connection with any emergency

Alta Mesa is obligated to provide the Services in accordance with reasonable and prudent practices, as relevant to the Services, of the oil and gas industry, and in material compliance with all applicable laws; provided that Alta Mesa will only be liable under the Management Services Agreement for its own gross negligence, willful misconduct and/or fraud. Alta Mesa is only obligated to provide the Services under the Management Services Agreement to the extent that High Mesa has provided the funds necessary to undertake such Services.

Under the Management Services Agreement, High Mesa will have customary audit rights that will survive the termination or expiration of the Management Services Agreement. Each of High Mesa and Alta Mesa will have rights to terminate the Management Services Agreement prior to the expiration of the term (i) in the event of a sale or change of control of the other party, (ii) following an event related to bankruptcy of either party or (iii) following the other party’s material breach. In addition, High Mesa will have the right to terminate the Management Services Agreement prior to the expiration of the term upon a sale or change of control of High Mesa.

Tax Receivable Agreement

As described in “Risk Factors—Risks Related to the Company and the Business Combination” above, in the future, each of the TRA Holders may exchange their SRII Opco Common Units for shares of our Class A Common Stock (on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassification and other similar transactions) or for cash in certain circumstances, pursuant to the redemption right or our right to effect a direct exchange of SRII Opco Common Units under the SRII Opco LPA. SRII Opco will have in effect an election under Section 754 of Internal Revenue Code of 1986, as amended (the “Code”) for itself (and for each of its direct or indirect subsidiaries that is treated as a partnership for U.S. federal income tax purposes) effective for each taxable year in which an exchange of SRII Opco Common Units for shares of Class A Common Stock or cash occurs. Pursuant to this election under Section 754 of the Code, each future exchange of SRII Opco Common Units for Class A Common Stock or cash is expected to result in an adjustment to the tax basis of the tangible and intangible assets of SRII Opco, and these adjustments will be allocated to us. Adjustments to the tax basis of the tangible and intangible assets of SRII Opco described above would not have been available to us absent these exchanges of SRII Opco Common Units. The anticipated basis adjustments are expected to increase (for tax purposes) our share of the depreciation, depletion and amortization deductions of SRII Opco and may also decrease our gains (or increase our losses) on future dispositions of certain SRII Opco capital assets to the extent tax basis is allocated to those capital assets. Such increased deductions and losses and reduced gains may reduce the amount of tax that we would otherwise be required to pay in the future.

At the Closing, we entered into the Tax Receivable Agreement with SRII Opco and the Initial Limited Partners. This agreement generally provides for the payment by us of 85% of the amount of net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Business Combination as a result of (i) certain tax basis increases resulting from the exchange of SRII Opco Common Units for Class A Common Stock (or, in certain circumstances, cash) pursuant to the redemption right or our right to effect a direct exchange of SRII Opco Common Units under the SRII Opco LPA, other than such tax basis increases allocable to assets held by Kingfisher or otherwise used in Kingfisher’s midstream business, and (ii) interest paid or deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. We will retain the benefit of the remaining 15% of these cash savings.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of SRII Opco, and we expect that the payments we will be required to make under the Tax Receivable Agreement may be substantial. For purposes of the Tax Receivable Agreement, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been entitled to any of the tax benefits subject to the Tax Receivable Agreement. In other words, we would calculate our federal, state and local income liabilities as if no tax attributes arising from a redemption or direct exchange of SRII Opco Common Units had been transferred to us. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement or the Tax Receivable Agreement is otherwise terminated.

The actual increase in tax basis will vary depending upon the timing of the exchanges, the price of Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions and the amount of the exchanging TRA Holder’s tax basis in its SRII Opco Common Units at the time of the relevant exchange. The amount of such cash payments is also based on the amount and timing of taxable income we generate in the future, the U.S. federal income tax rate then applicable and the portion of our payments under the Tax Receivable Agreement that constitute interest or give rise to depreciable or amortizable tax basis. Accordingly, we are not able to estimate the actual amount of payments that would be expected under the Tax Receivable Agreement. However, we expect that the payments that we will be required to make under the Tax Receivable Agreement could be material based on certain assumptions, including as to the matters described above. Moreover, there may be a negative impact on our liquidity if, as a result of timing discrepancies or otherwise, (i) the payments under the Tax Receivable Agreement exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or (ii) distributions to us by SRII Opco are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid our taxes and other obligations. Please see “Risk Factors—Risks Related to the Company and the Business Combination—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize in respect of the tax attributes subject to the Tax Receivable Agreement.” The payments under the Tax Receivable Agreement will not be conditioned upon a holder of rights under the Tax Receivable Agreement having a continued ownership interest in either SRII Opco or us.

In addition, the TRA Holders will not reimburse us for any cash payments previously made under the Tax Receivable Agreement if any tax benefits initially claimed by us are challenged by the IRS or other relevant tax authority and are ultimately disallowed, except that excess payments made to TRA Holders will be netted against payments otherwise to be made, if any, to the TRA Holders after our determination of such excess. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity.

Additionally, if the Tax Receivable Agreement terminates early (at our election or as a result of our material breach of our obligations under the Tax Receivable Agreement, whether as a result of our failure to make any payment when due, failure to honor any other material obligation under it or by operation of law as a result of the rejection of the Tax Receivable Agreement in a case commenced under the United States Bankruptcy Code or otherwise), we would be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required to be paid under the Tax Receivable Agreement (calculated using a discount rate of 18%). The calculation of the hypothetical future payments will be based upon certain assumptions and deemed events set forth in the Tax Receivable Agreement, including that (i) we have sufficient taxable income to fully utilize the tax benefits covered by the Tax Receivable Agreement, (ii) all taxable income of the Company is subject to the maximum applicable tax rates throughout the relevant period and (iii) certain loss or credit carryovers will be utilized through the expiration date of such carryovers.

Any payment upon early termination may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the payment obligation relates. Because of the deductions and other tax incentives available to us with respect to oil and natural gas exploration and production, our ability to generate net taxable income in the future is subject to substantial uncertainty. Accordingly, our ability to use the tax benefits covered by the Tax Receivable Agreement may be significantly delayed, and such tax benefits may expire before we are able to utilize them. Except in the event of an early termination, we generally will not be obligated to make a payment under the Tax Receivable Agreement with respect to any tax benefits that we are unable to utilize.

Assuming no material changes in the relevant tax law, we expect that if the Tax Receivable Agreement was terminated immediately after the Business Combination, the estimated termination payments, based on the assumptions discussed herein and certain other assumptions, would be approximately $83.9 million (calculated using a discount rate equal to 18%). The foregoing amounts are merely estimates, and the actual payments could differ materially. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the Tax Receivable Agreement payments as compared to the foregoing estimates.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the TRA Holders under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange of SRII Opco Common Units may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange of SRII Opco Common Units may increase the TRA Holders’ tax liability without giving rise to any rights to receive payments under the Tax Receivable Agreement. Such effects may result in differences or conflicts of interest between the interests of TRA Holders and other stockholders.

Payments will generally be due under the Tax Receivable Agreement within 30 days following the finalization of the schedule with respect to which the payment obligation is calculated, although interest on such payments will begin to accrue from the due date (without extensions) of such tax return until such payment due date at a rate equal to LIBOR, plus 100 basis points. Except in cases where we elect to terminate the Tax Receivable Agreement early or we have available cash but fail to make payments when due, generally we may elect to defer payments due under the Tax Receivable Agreement if we do not have available cash to satisfy our payment obligations under the Tax Receivable Agreement or if our contractual obligations limit our ability to make these payments. Any such deferred payments under the Tax Receivable Agreement generally will accrue interest at a rate of LIBOR plus 500 basis points; provided, however, that interest will accrue at a rate of LIBOR plus 100 basis points if we are unable to make such payment as a result of limitations imposed by existing credit agreements.

Because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of SRII Opco to make distributions to us in an amount sufficient to cover our obligations under the Tax Receivable Agreement; this ability, in turn, may depend on the ability of SRII Opco’s subsidiaries to make distributions to it. The ability of SRII Opco and its subsidiaries to make such distributions will be subject to, among other things, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and restrictions in relevant debt instruments issued by SRII Opco and/or its subsidiaries. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

Pre-Closing Assignment Agreement

Prior to the Closing, Alta Mesa entered into the Assignment Agreement to transfer to its existing owners (other than the Riverstone Contributor) its remaining non-STACK assets pursuant to the terms of the Alta Mesa Contribution Agreement, and such existing owners agreed to indemnify Alta Mesa for any losses relating to employment, environmental and tax liabilities of such non-STACK assets.

Voting Agreement

Certain existing owners of Alta Mesa, including Mr. Chappelle, Mr. Ellis and certain affiliates of Bayou City and HPS, own an aggregate 10% voting interest in Alta Mesa GP and will continue to own such interest following the Closing. These existing owners were a party to a voting agreement with the Alta Mesa Contributor and Alta Mesa GP, pursuant to which they had agreed to vote their interests in Alta Mesa GP as directed by the Alta Mesa Contributor. In connection with the Closing, the parties amended and restated the voting agreement to include SRII Opco as a party and the existing owners agreed to vote their interests in Alta Mesa GP as directed by SRII Opco and appoint SRII Opco as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in Alta Mesa GP. The voting agreement will continue in force until SRII Opco elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in Alta Mesa GP.

Restrictive Covenant Agreement

Upon the Closing, we entered into a Restrictive Covenant Agreement with ARM, the operator of Kingfisher’s assets, pursuant to which ARM agreed to not conduct certain midstream services in Kingfisher, Garfield, Major, Blaine and Logan Counties, Oklahoma and certain townships in Canadian County, Oklahoma.

Transition Services Agreement

Upon the Closing, Kingfisher entered into an operating transition services agreement (the “Transition Services Agreement”) with ARM. Under the Transition Services Agreement, during the six-month period following the Closing, ARM will provide certain operational services with respect to certain gas gathering and processing systems and crude oil gathering facilities that are owned, or may be acquired, by Kingfisher in Kingfisher County, Oklahoma (the “TSA Services”), in each case, subject to and in accordance with an approved budget. As compensation for the TSA Services, Kingfisher will pay ARM each month (i) a management fee of $10,000, (ii) an amount equal to ARM’s costs and expenses incurred in connection with providing the TSA Services as provided for in the approved budget and (iii) an amount equal to ARM’s costs and expenses incurred in connection with any emergency.

ARM is obligated to provide the TSA Services in a good and workmanlike manner, in accordance with: (i) reasonable, customary and prudent practices in the oil and gas industry for performing services similar in scope and nature to the TSA Services and (ii) all applicable laws; provided that ARM will only be liable under the Transition Services Agreement for its own gross negligence, willful misconduct and/or fraud.

Under the Transition Services Agreement, we have customary audit rights that will survive the termination or expiration of the Transition Services Agreement, and ARM is required to provide certain monthly reports, including unaudited financial statements and reports relative to the business of Kingfisher. Each of Kingfisher and ARM have rights to terminate the Transition Services Agreement prior to the expiration of the term (i) in the event of an extended force majeure event or (ii) following the other party’s material breach. In addition, we have the right to terminate the Transition Services Agreement prior to the expiration of the term upon 60 days’ notice given by ARM.

Related Party Policy

Prior to the closing of our IPO, we did not have a formal policy for the review, approval or ratification of related party transactions. Accordingly, certain of the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A copy of our code of ethics is available on our website.

In addition, our Audit Committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire Audit Committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. A copy of the Audit Committee charter is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Our Audit Committee will review on a quarterly basis any payments that are made to our Sponsor, officers or directors, or our or their affiliates.

Item 14.  Principal Accountant Fees and Services.

The firm of WithumSmith+Brown PC acts as our independent registered public accounting firm.  The following is a summary of fees paid to WithumSmith+Brown PC for services rendered.

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown PC in connection with regulatory filings.  The aggregate fees billed by WithumSmith+Brown PC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 totaled approximately $81,000 and approximately $77,000 related to audit services in connection with our IPO.  The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  During the year ended December 31, 2017, we did not pay WithumSmith+Brown PC for consultations concerning financial accounting and reporting standards.

Tax Fees.  We did not pay WithumSmith+Brown PC for tax planning and tax advice for the year ended December 31, 2017.

All Other Fees.  We did not pay WithumSmith+Brown PC for other services for the year ended December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO.  As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors.  Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                 The following documents are filed as part of this Report:

(1)                                 Financial Statements

(2)                                 Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)                                 Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Contribution Agreement, dated as of August  16, 2017, among High Mesa Holdings, LP, High Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, the Registrant and the Contributor Owners party thereto (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on August 17, 2017).

2.2

Contribution Agreement, dated as of August  16, 2017, among KFM Holdco, LLC, Kingfisher Midstream, LLC, the Registrant and the Contributor Members party thereto (incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed with the SEC on August 17, 2017).

2.3

Contribution Agreement, dated as of August  16, 2017, between Riverstone VI Alta Mesa Holdings, L.P. and the Registrant (incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K filed with the SEC on August 17, 2017).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.2	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.3	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.4	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the SEC on (Registration No. 333-216409) filed with the SEC on March 2, 2017).

4.1

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit  4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 2, 2017).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 2, 2017).

4.3

Warrant Agreement between the Registrant and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed with the SEC on March 29, 2017).

4.4

Indenture, dated December  8, 2016, by and among Alta Mesa Holdings, LP, Alta Mesa Finance Services Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on December 8, 2016).

4.5

Registration Rights Agreement, dated December  8, 2016, by and among Alta Mesa Holdings, LP, Alta Mesa Finance Services Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers (incorporated by reference from Exhibit 4.2 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on December 8, 2016).

4.6

Registration Rights Agreement, dated March  23, 2017, among the Registrant, Silver Run Sponsor II, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the SEC on March 29, 2017).

Exhibit Number	Description of Exhibits

4.7

Registration Rights Agreement dated February  9, 2018 by and among the Registrant, High Mesa Holdings, L.P., KFM Holdco, LLC and Riverstone VI Alta Mesa Holdings, L.P. (incorporated by reference to Exhibit  4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

4.8

Amendment No. 1 to Registration Rights Agreement, dated as of February  9, 2018, by and among Alta Mesa Resources, Inc., Silver Run Sponsor II, LLC, and the other holders party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form  8-K filed with the SEC on February 9, 2018).

10.1

Eighth Amended and Restated Credit Agreement dated as of February  9, 2018 among Alta Mesa Holdings, LP, Alta Mesa Resources, Inc., the lenders party hereto from time to time, and Wells Fargo Bank, National Association, as administrative agent for such Lenders (incorporated by reference to Exhibit  10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.2

Credit Agreement, dated as of August  8, 2017, by and among Kingfisher, each of the lenders from time to time party thereto and ABN AMRO Capital USA LLC, as administrative agent and LC Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.3

First Amendment to Credit Agreement and Limited Consent, dated as of February  9, 2018, by and among Kingfisher, each of the lenders from time to time party thereto and ABN AMRO Capital USA LLC, as administrative agent and LC Issuer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.4

Amended and Restated Agreement of Limited Partnership of SRII Opco, LP dated as of February  9, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.5

Tax Receivable Agreement dated as of February  9, 2018, by and among the Registrant, SRII Opco, LP, Riverstone VI Alta Mesa, L.P., and High Mesa Holdings LP (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.6

Restrictive Covenant Agreement, dated February  9, 2018, by and between the Registrant and Asset Risk Management, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on February  9, 2018).

10.7	Form of Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.8	Form of Indemnity Agreement Amendment (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.9

Management Services Agreement dated February  9, 2018 by and between Alta Mesa Holdings, LP and High Mesa, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on February  9, 2018).

10.10

Amended and Restated Voting Agreement, by and among Alta Mesa Holdings GP, LLC, BCE-AMH Holdings, LLC, BCE-MESA Holdings, LLC, Mezzanine Partiers II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company For its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, L.P., Michael E. Ellis, Harlan H. Chappelle and SRII Opco, LP, dated as of February 9, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

Exhibit Number	Description of Exhibits

10.11

Operating Transition Services Agreement, dated February  9, 2018, by and between Kingfisher Midstream, LLC, and Asset Risk Management, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form  8-K filed with the SEC on February 9, 2018).

10.12

Letter Agreement, dated as of February  9, 2018, by and between Alta Mesa Resources, Inc. and James T. Hackett (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form  8-K filed with the SEC on February 9, 2018).

10.13

Employment Agreement, dated as of February  9, 2018, by and between Alta Mesa Services, LP and Harlan H. Chappelle (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form  8-K filed with the SEC on February 9, 2018).

10.14

Employment Agreement, dated as of February  9, 2018, by and between Alta Mesa Services, LP and Michael E. Ellis (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed with the SEC on February  9, 2018).

10.15

Employment Agreement, dated as of February  9, 2018, by and between Alta Mesa Services, LP and Michael A. McCabe (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.16

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Homer “Gene” Cole (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.17

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and David Murrell (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.18

Employment Agreement, dated as of February 9, 2018, by and between Alta Mesa Services, LP and Ronald J. Smith (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.19	Alta Mesa Resources Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.20

Form of Stock Option Agreement under the Alta Mesa Resources Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.21

Form of Restricted Stock Unit Agreement under the Alta Mesa Resources Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.22

Form of Restricted Stock Agreement under the Alta Mesa Resources Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.23	Director Compensation Program (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

10.24

Sponsor Warrant Purchase Agreement, dated March  23, 2017, between the Registrant and Silver Run Sponsor II, LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed with the SEC on March 29, 2017).

10.25

Forward Purchase Agreement, dated as of March  17, 2017, between the Registrant and Riverstone VI SR II Holdings, L.P. (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 17, 2017).

Exhibit Number	Description of Exhibits

10.26

Letter Agreement, dated March  23, 2017, among the Registrant, its officers and directors and Silver Run Sponsor II, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on March  29, 2017).

10.27

Investment Management Trust Agreement, dated March 23, 2017, between the Registrant and Continental Stock Transfer  & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on March 29, 2017).

10.28

Administrative Support Agreement, dated March  23, 2017, between the Registrant and Riverstone Equity Partners LP (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the SEC on March 29, 2017).

10.29

Promissory Note, dated November 22, 2016, issued to Silver Run Sponsor II, LLC (incorporated by reference to Exhibit  10.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 2, 2017).

10.30

Securities Subscription Agreement, dated November  21, 2016, between the Registrant and Silver Run Sponsor II, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 2, 2017).

10.31

Purchase Agreement, dated December  2, 2016, by and among Alta Mesa Holdings, LP, Alta Mesa Finance Services Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers (incorporated by reference from Exhibit 10.1 to Alta Mesa Holdings, LP’s current report on Form 8-K filed with the SEC on December 5, 2016).

21.1	Subsidiaries of the Registrant.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

#101.INS	XBRL Instance Document.

#101.SCH	XBRL Taxonomy Extension Schema Document.

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#         Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

*         Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA RESOURCES, INC.
(Registrant)

By	/s/ Michael A. McCabe
Michael A. McCabe
Chief Financial Officer

Dated March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ James T. Hackett	Executive Chairman of the Board and Chief Operating Officer—Midstream	March 29, 2018
James T. Hackett

/s/ Harlan H. Chappelle	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
Harlan H. Chappelle

/s/ Michael A. McCabe	Chief Financial Officer (Principal Financial Officer)	March 29, 2018
Michael A. McCabe

/s/ Ronald J. Smith	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2018
Ronald J. Smith

/s/ Michael E. Ellis	Chief Operating Officer—Upstream and Director	March 29, 2018
Michael E. Ellis

/s/ David M. Leuschen	Director	March 29, 2018
David M. Leuschen

/s/ Pierre F. Lapeyre, Jr.	Director	March 29, 2018
Pierre F. Lapeyre, Jr.

/s/ William W. McMullen	Director	March 29, 2018
William W. McMullen

/s/ Don Dimitrievich	Director	March 29, 2018
Don Dimitrievich

/s/ William D. Gutermuth	Director	March 29, 2018
William D. Gutermuth

/s/ Jeffrey H. Tepper	Director	March 29, 2018
Jeffrey H. Tepper

/s/ Diana J. Walters	Director	March 29, 2018
Diana J. Walters

/s/ Donald R. Sinclair	Director	March 29, 2018
Donald R. Sinclair

ALTA MESA RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Audited financial Statements of Alta Mesa Resources, Inc.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2017 and 2016	F-3

Statements of Operations for the year ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 31, 2016	F-4

Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 31, 2016	F-5

Statements of Cash Flows for year ended December 31, 2017 and the period from November 16, 2016 (date of inception) to December 31, 2016	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Alta Mesa Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alta Mesa Resources, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2017 and for the period from November 16, 2016 (date of inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from November, 16, 2016 (date of inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits are accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

New York, New York

March 29, 2018

ALTA MESA RESOURCES, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS:
Current assets:
Cash	$388,303	$225,500
Prepaid expenses	98,608	—
Total current assets	486,911	225,500
Investment held in Trust Account	1,041,491,801	—
Deferred offering costs	—	169,552
Total assets	$1,041,978,712	$395,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$—	$72,052
Sponsor note	2,000,000	300,000
Franchise taxes payable	150,000	—
Income taxes payable	2,219,630	—
Total current liabilities	4,369,630	372,052

Deferred underwriting discounts	36,225,000	—
Total liabilities	40,594,630	372,052

Class A common stock subject to possible redemption; 99,638,408 (at approximately $10.00 per share)	996,384,080	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 400,000,000 shares authorized, 3,861,592 issued and outstanding (excluding 99,638,408 shares subject to possible redemption)	386	—
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 25,875,000 shares issued and outstanding	2,588	2,588
Additional paid-in capital	3,105,623	22,412
Retained earnings (accumulated deficit)	1,891,405	(2,000)
Total stockholders’ equity	5,000,002	23,000
Total liabilities and stockholders’ equity	$1,041,978,712	$395,052

See accompanying notes to financial statements.

ALTA MESA RESOURCES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	For the period November 16, 2016 (date of inception) to December 31, 2016
Revenues	$—	$—

Operating expenses:
General and administrative expenses	2,228,766	2,000
Franchise taxes	150,000	—
Total operating expenses	(2,378,766)	(2,000)
Loss from operations	(2,378,766)	(2,000)

Other income — investment income on Trust Account	6,491,801	—

Income before provision for income taxes	4,113,035	(2,000)

Provision for income taxes	2,219,630	—

Net income attributable to common shares	$1,893,405	$(2,000)

Weighted average number of shares outstanding:
Basic (excluding shares subject to possible redemption)	28,869,667	25,875,000
Diluted	129,375,000	25,875,000

Net income per share
Basic	$0.07	$(0.00)
Diluted	$0.01	$(0.00)

See accompanying notes to financial statements.

ALTA MESA RESOURCES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Retained
			Class B Common		Additional	Earnings
	Class A Common Stock		Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Beginning Balance as of November 16, 2016	—	$—	—	$—	$—	$—	$—
Sale of common stock to Sponsor at approx. $0.001 per share	—	—	25,875,000	2,588	22,412	—	25,000
Net loss	—	—	—	—	—	(2,000)	(2,000)
Sale of Class A Common Stock to Public	103,500,000	10,350	—	—	1,034,989,650	—	1,035,000,000
Underwriting discounts and offering expenses	—	—	—	—	(58,232,323)	—	(58,232,323)
Sale of 15,133,333 Private Placement Warrants at $1.50 per warrant	—	—	—	—	22,700,000	—	22,700,000
Shares subject to possible redemption	(99,638,408)	(9,964)	—	—	(996,374,116)	—	(996,384,080)
Net income	—	—	—	—	—	1,893,405	1,893,405
Balances as of December 31, 2017	3,861,592	$386	25,875,000	$2,588	$3,105,623	$1,891,405	$5,000,002

See accompanying notes to financial statements.

ALTA MESA RESOURCES, INC.

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017	For the period November 16, 2016 (date of inception) to December 31, 2016
Cash flows from operating activities:
Net income	$1,893,405	$(2,000)
Adjustments to reconcile net income to net cash used in operating activities:
Increase in accounts payable and accrued liabilities	—	2,000
Interest earned on investments held in Trust Account	(6,491,801)	—
Changes in operating assets and liabilities:
Prepaid expenses	(98,608)	—
Franchise taxes payable	150,000	—
Income taxes payable	2,219,630	—
Net cash used in operating activities	(2,327,374)	—

Cash flows from investing activities:
Cash deposited into Trust Account	(1,035,000,000)	—
Net cash used in investing activities	(1,035,000,000)	—

Cash flows from financing activities:
Proceeds from Public Offering	1,035,000,000	—
Proceeds from sale of Private Placement Warrants	22,700,000	—
Payment of underwriting discounts	(20,700,000)	—
Payment of offering costs	(1,209,823)	(74,500)
Proceeds from Sponsor note	2,000,000	300,000
Payment of Sponsor note	(300,000)	—
Net cash provided by financing activities	1,037,490,177	225,500

Net increase in cash	162,803	225,500
Cash at beginning of period	225,500	—
Cash at end of period	$388,303	$225,500

Supplemental disclosure of non-cash financing activities:
Deferred underwriting discounts	$36,225,000	$—

See accompanying notes to financial statements.

ALTA MESA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Description of Organization and Business Operations

Organization and General

Alta Mesa Resources, Inc. (formerly Silver Run Acquisition Corporation II (the “Company”)) was incorporated in Delaware on November 16, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (as amended, the “JOBS Act”). The Company’s sponsor is Silver Run Sponsor II, LLC; a Delaware limited liability company (the “Sponsor”).

As of December 31, 2017, the Company had not engaged in any significant operations. All activity for the period from November 16, 2016 (date of inception) through December 31, 2017 relates to the Company’s formation, the initial public offering (“Public Offering” as described below) and efforts directed towards locating and consummating a suitable initial Business Combination. The Company did not generate any operating revenues prior to December 31, 2017. The Company will generate non-operating income in the form of interest income earned on cash and cash equivalents held in trust account. The Company has selected December 31st as its fiscal year end.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. An aggregate of 99,638,408 shares of Class A common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income per common share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 49,633,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive.

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

As of December 31, 2017, marketable securities held in the Trust Account had a fair value of $1,041,491,801. At December 31, 2017, there was $6,491,801 of interest income held in the Trust Account available to be released to the Company to pay accrued tax expenses.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at December 31, 2017, 99,638,408 of the 103,500,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $58,232,323, consisting primarily of underwriting discounts of $56,925,000 (including $36,225,000 of which is deferred), and $1,307,323 of professional, filing, regulatory and other costs, were charged to additional paid-in capital. These offering costs were incurred from inception of the Company through March 29, 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On September 27, 2017, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses related to the business combination pursuant to a promissory note (the ‘‘2017 Note’’). This loan is non-interest bearing and payable on the earlier of March 29, 2019 or the date on which the Company consummates a business combination. On September 27, 2017, the Company borrowed $1,500,000 under the 2017 Note. On December 27, 2017, the Company borrowed the remaining $500,000 under the 2017 Note. On February 9, 2018, the full $2,000,000 balance of the 2017 Note was repaid to the Sponsor.

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

The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders elect to redeem their shares in connection with the initial Business Combination and provide the Company with a minimum funding level for the initial Business Combination. Additionally, the obligations of Fund VI Holdings to purchase the Forward Purchase Units are subject to termination prior to the closing of the sale of such units by mutual written consent of the Company and such party, or automatically: (i) if the proposed offering is not consummated on or prior to December 31, 2017; (ii) if the initial Business Combination is not consummated within 24 months from the closing of the proposed offering, unless extended up to a maximum of sixty (60) days in accordance with the amended and restated certificate of incorporation; or (iii) if the Sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the Sponsor or the Company in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the obligations of Fund VI Holdings to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that the initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. Subsequent to year end, the Forward Purchase Agreement was exercised in full.

Contribution Agreements

See Note 8 for a description of the contribution agreements entered into by the Company on August 16, 2017 and the closing of the related transactions.

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

6.              Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 400,000,000 shares of Class A Common Stock and 50,000,000 shares of Class B Common Stock. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the initial Business Combination to the extent the Company seeks stockholder approval in connection with the initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2017, there were 103,500,000 shares of Class A Common Stock, of which 99,638,408 were classified outside of permanent equity, and 25,875,000 shares of Class B Common Stock issued and outstanding. At December 31, 2016, there were 0 and 25,875,000 shares of Class A Common Stock and Class B Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2017 and 2016 there were no shares of preferred stock issued or outstanding.

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

As of December 31, 2017, marketable securities held in the Trust Account had a fair value of $1,041,491,801 which was invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less.

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$1,041,491,801	$1,041,491,801	$—	$—

8.             Contribution and Forward Purchase Agreements

Contribution Agreements.

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

Pursuant to the Riverstone Contribution Agreement, the Riverstone Contributor received 20,000,000 SRII Opco Common Units in exchange for the Riverstone Contributor’s limited partner interests in Alta Mesa and will acquire an equal number of shares of Class C common stock from the Company.

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

9.     Income Tax

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 35%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Business combination expenses	$360,260
Organizational costs/Startup expenses	107,781
Total deferred tax assets	468,041
Valuation allowance	(468,041)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

Year Ended December 31, 2017
Federal
Current	$2,219,630
Deferred	(468,041)

State
Current	—
Deferred	—
Change in valuation allowance	468,041
Income tax provision	$2,219,630

As of December 31, 2017, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allowance was $468,041.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Year Ended December 31, 2017
Statutory federal income tax rate	35.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate charge	7.6%
Change in valuation allowance	11.4%
Income tax provision	54.0%

10.   Subsequent Events

On February 9, 2018 (the “Closing Date”), the Company consummated the acquisition of (i) all of the limited partnership interests in Alta Mesa Holdings, LP (“Alta Mesa”), (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa Holdings GP, LLC, the sole general partner of Alta Mesa (“Alta Mesa GP”), and (iii) all of the membership interests in Kingfisher Midstream, LLC (“Kingfisher”) (such acquisition, the “Business Combination”), pursuant to:

•                  the Contribution Agreement, dated as of August 16, 2017 (the “Alta Mesa Contribution Agreement”), among High Mesa Holdings, LP (the “Alta Mesa Contributor”), High Mesa Holdings GP, LLC, the sole general partner of the Alta Mesa Contributor, Alta Mesa, Alta Mesa GP, LLC, us and the equity owners of the Alta Mesa Contributor;

•                  the Contribution Agreement, dated as of August 16, 2017 (the “Kingfisher Contribution Agreement”), among KFM Holdco, LLC (the “Kingfisher Contributor”), Kingfisher, us and the equity owners of the Kingfisher Contributor; and

•                  the Contribution Agreement, dated as of August 16, 2017 (the “Riverstone Contribution Agreement” and, together with the Alta Mesa Contribution Agreement and the Kingfisher Contribution Agreement, the “Contribution Agreements”), between Riverstone VI Alta Mesa Holdings, L.P. (the “Riverstone Contributor” and, together with the Alta Mesa Contributor and the Kingfisher Contributor, the “Contributors”) and us.

At the closing of the Business Combination (the “Closing”),

•                  The Company issued 40,000,000 shares of Class A Common Stock and warrants to purchase 13,333,333 shares of Class A Common Stock to Riverstone VI SR II Holdings, L.P. (“Fund VI Holdings”) pursuant to the terms of that certain Forward Purchase Agreement, dated as of March 17, 2017 (the “Forward Purchase Agreement”) for cash proceeds of $400 million to us;

•                  The Company contributed $1,406 million in cash (the proceeds of the Forward Purchase Agreement and the net proceeds (after redemptions) of the Trust Account) to SRII Opco, LP, a Delaware limited partnership (“SRII Opco”), in exchange for (i) 169,371,730 of the common units (approximately 44.2%) representing limited partner interests (the “SRII Opco Common Units”) in SRII Opco issued to us and (ii) 62,966,666 warrants to purchase SRII Opco Common Units (“SRII Opco Warrants”) issued to us;

•                  The Company caused SRII Opco to issue 213,402,398 SRII Opco Common Units (approximately 55.8%) to the Contributors in exchange for the ownership interests in Alta Mesa, Alta Mesa GP and Kingfisher contributed to SRII Opco by the Contributors;

•                  The Company agreed to cause SRII Opco to issue up to 59,871,031 SRII Opco Common Units to the Alta Mesa Contributor and the Kingfisher Contributor if the earn-out consideration provided for in the Contribution Agreements is earned by the Alta Mesa Contributor or the Kingfisher Contributor pursuant to the terms of the Contribution Agreements;

•                  The Company issued to each of the Contributors a number of shares of Class C common stock, par value $0.0001 per share (the “Class C Common Stock”), equal to the number of the SRII Opco Common Units received by such Contributor at the Closing;

•                  SRII Opco distributed to the Kingfisher Contributor cash in the amount of approximately $814.8 million in partial payment for the ownership interests in Kingfisher contributed by the Kingfisher Contributor; and

•                  SRII Opco entered into a voting agreement with the owners of the remaining 10% voting interests in Alta Mesa GP whereby such other owners agreed to vote their interests in Alta Mesa GP as directed by SRII Opco.

Holders of Class C Common Stock, together with holders of Class A Common Stock, voting as a single class, have the right to vote on all matters properly submitted to a vote of the stockholders, but holders of Class C Common Stock are not entitled to any dividends or liquidating distributions from us. After a specified period of time after Closing, the Contributors will generally have the right to cause SRII Opco to redeem all or a portion of their SRII Opco Common Units in exchange for shares of our Class A Common Stock or, at SRII Opco’s option, an equivalent amount of cash. However, the Company may, at our option, effect a direct exchange of cash or Class A Common Stock for such SRII Opco Common Units in lieu of such a redemption by SRII Opco. Upon the future redemption or exchange of SRII Opco Common Units held by a Contributor, a corresponding number of shares of Class C Common Stock will be cancelled.

In connection with the Closing, the Company also issued (i) one share of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), to each of Bayou City Energy Management, LLC (“Bayou City”), HPS Investment Partners, LLC (“HPS”), and AM Equity Holdings, LP (“AM Management”), and (ii) one share of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), to the Riverstone Contributor. None of the holders of the Series A Preferred Stock or Series B Preferred Stock are entitled to any dividends from us related to such Preferred Stock, but such holders are entitled to preferred distributions in liquidation in the amount of $0.0001 per share of Preferred Stock, and have limited voting rights as described below. Shares of the Preferred Stock are redeemable for the par value thereof by us upon the earlier to occur of (1) the fifth anniversary of the Closing Date, (2) the optional redemption of such Preferred Stock at the election of the holder thereof or (3) upon a breach by the holder of the transfer restrictions applicable to such Preferred Stock. For so long as the Series A Preferred Stock or Series B Preferred Stock remains outstanding, as applicable, the holders thereof will be entitled to nominate and elect directors to our board of directors for a period of up to five years following the Closing based on their and their affiliates’ beneficial ownership of Class A Common Stock.

Pursuant to the Alta Mesa Contribution Agreement and the Kingfisher Contribution Agreement, for a period of seven years following the Closing, the Alta Mesa Contributor and the Kingfisher Contributor may be entitled to receive additional SRII Opco Common Units (and acquire a corresponding number of shares of Class C Common Stock) as earn-out consideration if the 20-Day VWAP of the Class A Common Stock equals or exceeds specified prices as follows (each such payment, an “Earn-Out Payment”):

20-Day VWAP	Earn-Out Consideration Payable to Alta Mesa Contributor	Earn-Out Consideration Payable to Kingfisher Contributor
$14.00	10,714,285 SRII Opco Common Units	7,142,857 SRII Opco Common Units
$16.00	9,375,000 SRII Opco Common Units	6,250,000 SRII Opco Common Units
$18.00	13,888,889 SRII Opco Common Units	—
$20.00	12,500,000 SRII Opco Common Units	—

Neither the Alta Mesa Contributor nor the Kingfisher Contributor will be entitled to receive a particular Earn-Out Payment on more than one occasion and, if, on a particular date, the 20-Day VWAP entitles the Alta Mesa Contributor or the Kingfisher Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the Alta Mesa Contributor and/or the Kingfisher Contributor will be entitled to receive each such Earn-Out Payment. The Alta Mesa Contributor and the Kingfisher Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of our assets, if the consideration paid to holders of Class A Common Stock in connection with such liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

On February 6, 2018, our stockholders voted to approve the Business Combination. In connection with that vote, the holders of shares of Class A Common Stock originally sold as part of the units issued in our IPO (such holders, the “public stockholders”), were provided with the opportunity to redeem shares of Class A Common Stock then held by them for cash equal to approximately $10.00 per share. Public holders of 3,270 shares of Class A Common Stock elected to redeem those shares and, at the Closing, $32,944 held in the Trust Account was paid to such redeeming shareholders and the remaining $1,042.7 million held in the Trust Account was disbursed to us. The Company used these funds, along with the proceeds of the Forward Purchase Agreement, to fund our obligations under the Contribution Agreements and to pay the underwriters’ deferred discount.

The Business Combination constituted a “Business Combination” under the Company’s amended and restated certificate of incorporation. On February 9, 2018, all of the outstanding founder shares were automatically converted into shares of Class A Common Stock on a one-for-one basis in connection with the Closing.

Following the Business Combination, the Company changed its name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” and continued the listing of our Class A Common Stock and Public Warrants on NASDAQ under the symbols “AMR” and “AMRWW,” respectively. Following the completion of the Business Combination, the size of our board of directors was expanded from four directors to 11, including one director appointed by Bayou City and its affiliates, one director appointed by HPS and its affiliates and two directors appointed by AM Management and its affiliates, as the holders of our Series A Preferred Stock, and three directors appointed by the Riverstone Contributor and its affiliates, as the holder of our Series B Preferred Stock. In addition, in connection with the Business Combination, the Company appointed the management team of Alta Mesa to hold most of our executive officer positions.