Form 10-Q
period 2018-09-30
Alta Mesa Resources, Inc. /DE
filed 2018-11-14
CIK 1690769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
OR
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2018, there were 175,957,183 shares of Class A Common Stock and 204,921,888 shares of Class C Common Stock, par value $0.0001 per share outstanding. The shares of Class A Common Stock shown as outstanding do not include 2,094,585 nonvested restricted stock awards outstanding as of October 31, 2018.

໿

Glossary of Terms

Certain terms and abbreviations used in this Quarterly Report on Form 10-Q are defined as follows:

bbl -	Barrels
bbl/d -	Barrels per day
BOE -	Barrels of oil equivalent
Btu -	British thermal units
Completion -	The installation of permanent equipment for the production of oil and gas
Dth -	A dekatherm is a unit of energy used primarily to measure natural gas and is equal to 1 million British thermal units
Dth/d -	Dekatherms per day
EBITDA -	Earnings before interest, taxes, depreciation, depletion and amortization expense
EBITDAX -	Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses
Mbbls -	One thousand barrels
Mbbls/d -	One thousand barrels per day
MBoe/d -	One thousand barrels of oil equivalent per day
Mcf -	One thousand cubic feet
Mcf/d -	One thousand cubic feet per day
MMBtu -	One million British thermal units
MMcf -	One million cubic feet
MMcf/d -	One million cubic feet per day
NYMEX -	New York Mercantile Exchange
NGLs -	Natural gas liquids are a group of hydrocarbons including ethane, propane, normal butane, isobutane and natural gasoline
VWAP -	Volume weighted average price
Wellbore -	A hole that is drilled to aid in the exploration and recovery of natural resources including oil or natural gas
Working interest -	An interest in a mineral property that entitles the owner of that interest to all of the share of the mineral production from the property, usually subject to a royalty

Cautionary Statement Regarding Forward-Looking Statements

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could”, “should”, “will”, “plan”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” included in our 2017 Annual Report on Form 10-K and Part II, Item 1A of this report. These forward-looking statements reflect management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward-looking statements may include statements about:

•	the benefits of the Business Combination, as defined in Note 4 of the accompanying Notes to Consolidated Financial Statements;

•	the future financial performance of the combined company following the Business Combination;

•	our business strategy;

•	our reserve quantities and the present value of our reserves;

•	our estimated purchase price and purchase price allocations;

•	our exploration and drilling prospects, inventories, projects and programs;

•	our horizontal drilling, completion and production technology;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	future oil and natural gas prices;

•	the supply and demand for crude oil, natural gas, natural gas liquids, and midstream services;

•	the timing and amount of future production of oil and natural gas;

•	our hedging strategy and results;

•	the drilling and completion of wells, including statements about future horizontal drilling plans;

•	competition and government regulation;

•	our stock buyback program;

•	our ability to obtain permits and governmental approvals;

•	changes in the Oklahoma forced pooling system;

•	pending legal and environmental matters;

•	our future drilling plans;

•	our marketing of oil, natural gas and natural gas liquids;

•	our leasehold or business acquisitions;

•	our costs of developing our oil and gas properties;

•	our ability to hire, train or retain qualified personnel;

•	general economic conditions;

•	operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, natural gas liquids, crude oil and midstream products;

•	our future operating results, including initial production values and liquid yields in our type curve areas;

•	the costs, terms and availability of gathering, processing, fractionation and other midstream services; and

•	our plans, objectives, expectations and intentions contained in this report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids.  Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the ability of the combined company to realize the anticipated benefits of the Business Combination, costs related to the Business Combination, commodity price volatility, low prices for oil, natural gas and/or natural gas liquids, global economic conditions, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, risks related to weather, security, drilling and operations, regulatory changes, the uncertainty inherent in estimating oil and natural gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described under “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K and in this report.

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

Should one or more of the risks or uncertainties described in the 2017 Annual Report on Form 10-K or this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALTA MESA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except shares and per share data)

	Successor	Predecessor
	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,185	$3,660
Restricted cash	872	1,269
Accounts receivable, net	122,828	76,161
Other receivables	250	1,388
Receivables due from related party	15,395	790
Note receivable due from related party	1,642	—
Prepaid expenses and other current assets	3,883	2,932
Current assets — discontinued operations	—	5,195
Derivative financial instruments	—	216
Total current assets	177,055	91,611
PROPERTY, PLANT AND EQUIPMENT
Oil and natural gas properties, successful efforts method, net	2,697,757	894,630
Other property, plant and equipment, net	401,424	32,140
Total property, plant and equipment, net	3,099,181	926,770
OTHER ASSETS
Equity method investment	9,338	—
Deferred financing costs, net	3,377	1,787
Notes receivable due from related party	11,492	12,369
Goodwill	699,898	—
Intangible assets, net	403,552	—
Deposits and other long-term assets	89	9,067
Non-current assets — discontinued operations	—	43,785
Deferred tax asset	9,077	—
Derivative financial instruments	—	8
Total other assets	1,136,823	67,016
TOTAL ASSETS	$4,413,059	$1,085,397

The accompanying notes are an integral part of these consolidated financial statements.

	Successor	Predecessor
	September 30, 2018	December 31, 2017
LIABILITIES, PARTNERS’ CAPITAL AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$240,431	$170,489
Accounts payable — affiliate	—	5,476
Advances from non-operators	9,233	5,502
Advances from related party	16,917	23,390
Asset retirement obligations	1,300	69
Current liabilities — discontinued operations	—	15,419
Derivative financial instruments	34,396	19,303
Total current liabilities	302,277	239,648
LONG-TERM LIABILITIES
Asset retirement obligations, net of current portion	9,169	10,400
Long-term debt, net	676,354	607,440
Noncurrent liabilities — discontinued operations	—	66,862
Derivative financial instruments	7,078	1,114
Deferred tax liability	4,893	—
Other long-term liabilities	5	5,488
Total long-term liabilities	697,499	691,304
TOTAL LIABILITIES	999,776	930,952
PREFERRED STOCK, $0.0001 par value
Class A: 1,000,000 shares authorized; 3 shares issued and outstanding	—	—
Class B: 1,000,000 shares authorized; 1 share issued and outstanding	—	—
Commitments and Contingencies (Note 14)
PARTNERS’ CAPITAL	—	154,445
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value
Class A: 1,200,000,000 shares authorized; 175,957,183 shares issued and outstanding	18	—
Class C: 280,000,000 shares authorized; 204,921,888 shares issued and outstanding	20	—
Additional paid in capital	1,472,570	—
Accumulated deficit	(20,658)	—
Total stockholders’ equity/partners’ capital	1,451,950	154,445
Noncontrolling interest	1,961,333	—
Total equity	3,413,283	154,445
TOTAL LIABILITIES, PARTNERS’ CAPITAL AND STOCKHOLDERS’ EQUITY	$4,413,059	$1,085,397

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three	Three	February 9, 2018	January 1, 2018	Nine
	Months Ended	Months Ended	Through	Through	Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018	September 30, 2017
OPERATING REVENUES AND OTHER
Oil	$107,253	$44,201	$222,822	$30,972	$133,489
Natural gas	11,959	9,583	25,149	4,276	29,816
Natural gas liquids	13,880	7,548	28,835	4,000	21,201
Product sales	22,676	—	50,650	—	—
Gathering and processing revenue	8,102	—	18,586	—	—
Other revenues	1,011	1,792	3,795	888	5,005
Total operating revenues	164,881	63,124	349,837	40,136	189,511
Gain (loss) on sale of assets and other	(18)	—	5,898	—	—
Gain on acquisition of oil and gas properties	—	5,267	—	—	5,267
Gain (loss) on derivative contracts	(11,212)	(10,468)	(63,077)	7,298	38,024
Total operating revenues and other	153,651	57,923	292,658	47,434	232,802
OPERATING EXPENSES
Lease operating expense	16,351	10,407	37,347	4,485	32,897
Marketing and transportation expense	2,847	8,314	6,041	3,725	20,486
Plant operating expense	4,507	—	8,407	—	—
Product expense	22,830	—	50,433	—	—
Gathering and processing expense	2,334	—	7,912	—	—
Production taxes	6,311	1,262	10,332	953	3,712
Workover expense	1,065	1,441	2,643	423	3,131
Exploration expense	1,029	3,649	14,067	3,633	11,888
Depreciation, depletion and amortization expense	52,877	24,159	102,227	11,784	63,247
Impairment expense	—	—	—	—	1,188
Accretion expense	226	108	489	39	234
General and administrative expense	11,902	17,445	68,915	24,352	35,474
Total operating expenses	122,279	66,785	308,813	49,394	172,257
INCOME (LOSS) FROM OPERATIONS	31,372	(8,862)	(16,155)	(1,960)	60,545
OTHER INCOME (EXPENSE)
Interest expense	(12,348)	(13,545)	(29,571)	(5,511)	(38,165)
Interest income and other	357	244	1,727	172	792
Total other income (expense), net	(11,991)	(13,301)	(27,844)	(5,339)	(37,373)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,381	(22,163)	(43,999)	(7,299)	23,172
Income tax provision (benefit)	1,626	—	(5,865)	—	285
INCOME (LOSS) FROM CONTINUING OPERATIONS	17,755	(22,163)	(38,134)	(7,299)	22,887
Loss from discontinued operations, net of tax	—	(2,041)	—	(7,593)	(37,490)
NET INCOME (LOSS)	17,755	(24,204)	(38,134)	(14,892)	(14,603)
Net income (loss) attributable to non-controlling interest	10,620	—	(25,590)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO ALTA MESA RESOURCES, INC. STOCKHOLDERS	$7,135	$(24,204)	$(12,544)	$(14,892)	$(14,603)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO ALTA MESA RESOURCES INC. STOCKHOLDERS:
Basic	$0.04		$(0.07)
Diluted	$0.04		$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,134)	$(14,892)	$(14,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization expense	102,227	12,414	80,082
Impairment expense	—	5,560	29,206
Accretion expense	489	140	1,447
Amortization of deferred financing costs	339	171	2,205
Amortization of debt premium	(3,281)	—	—
Equity-based compensation expense	8,333	—	—
Dry hole expense	—	(45)	2,447
Expired leases	10,658	1,250	8,394
(Gain) loss on derivative contracts	63,077	(7,298)	(38,024)
Cash settlements of derivative contracts	(32,836)	(1,661)	1,775
Premium paid on derivative contracts	—	—	(520)
Interest converted into debt	—	103	904
Interest added to notes receivable due from related party	(680)	(85)	(619)
Deferred tax benefit	(5,082)	—	—
Loss on sale of assets and other	81	1,923	—
Gain on acquisition of oil and gas properties	—	—	(6,893)
Impact on cash from changes in assets and liabilities:
Accounts receivable	(16,225)	(20,895)	(33,649)
Other receivables	972	(9,887)	7,382
Receivables due from related party	(14,488)	(117)	169
Prepaid expenses and other non-current assets	8,366	9,970	(9,938)
Advances from related party	(30,589)	24,116	5,266
Settlement of asset retirement obligation	(1,249)	(63)	(6,083)
Accounts payable, accrued liabilities, and other liabilities	(49,472)	25,815	27,308
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,506	26,519	56,256
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for property, plant and equipment	(523,645)	(38,096)	(244,308)
Acquisitions, net of cash acquired	(791,819)	—	(55,236)
Proceeds withdrawn from Trust Account	1,042,742	—	—
Investment in equity affiliate and other, net	(9,326)	—	(1,515)
NET CASH USED IN INVESTING ACTIVITIES	(282,048)	(38,096)	(301,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	162,500	60,000	286,065
Repayments of long-term debt	(193,565)	(43,000)	(251,622)
Additions to deferred financing costs	(3,716)	—	(220)
Purchase and retirement of Class A common shares	(14,750)	—	—
Capital distributions	—	(68)	—
Capital contributions	—	—	207,875
Proceeds from issuance of Class A shares	400,000	—	—
Repayment of sponsor note	(2,000)	—	—
Repayment of deferred underwriting compensation	(36,225)	—	—
Redemption of Class A common shares	(33)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	312,211	16,932	242,098
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,669	5,355	(2,705)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	388	4,990	7,618
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$33,057	$10,345	$4,913
The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Successor) (Unaudited)
(in thousands)

	Common Stock						Additional		Total
	Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at February 8, 2018	3,862	$—	25,875	$3	—	$—	$3,106	$(8,114)	$(5,005)	$—	$(5,005)
Conversion of common shares from Class B to Class A at closing of Business Combination	25,875	3	(25,875)	(3)	—	—	—	—	—	—	—
Class A common shares released from possible redemption	99,638	10	—	—	—	—	996,374	—	996,384	—	996,384
Class A common shares redeemed	(3)	—	—	—	—	—	(33)	—	(33)	—	(33)
Sale of Class A common shares	40,000	4	—	—	—	—	399,996	—	400,000	—	400,000
Class C common shares issued in connection with the closing of the Business Combination	—	—	—	—	213,402	21	(21)	—	—	—	—
Noncontrolling interest in SRII Opco issued in the Business Combination	—	—	—	—	—	—	—	—	—	2,058,635	2,058,635
Balance at February 9, 2018	169,372	17	—	—	213,402	21	1,399,422	(8,114)	1,391,346	2,058,635	3,449,981
Equity-based compensation expense	—	—	—	—	—	—	3,466	—	3,466	—	3,466
Net loss	—	—	—	—	—	—	—	(13,235)	(13,235)	(20,314)	(33,549)
Balance at March 31, 2018	169,372	17	—	—	213,402	21	1,402,888	(21,349)	1,381,577	2,038,321	3,419,898
Additional Class C common shares issued in connection with the settlement of the purchase consideration in the business combination	—	—	—	—	1,109	—	—	—	—	—	—
Noncontrolling interest in SRII Opco assumed in the business combination	—	—	—	—	—	—	—	—	—	8,758	8,758
Redemption of noncontrolling interests and Class C common shares for Class A common shares	9,589	1	—	—	(9,589)	(1)	90,872	—	90,872	(91,309)	(437)
Restricted stock awards vested	98	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	4,263		4,263	—	4,263
Net loss	—	—	—	—	—	—	—	(6,444)	(6,444)	(15,896)	(22,340)
Balance at June 30, 2018	179,059	18	—	—	204,922	20	1,498,023	(27,793)	1,470,268	1,939,874	3,410,142
Purchase and retirement of Class A common shares and related sale of SRII Opco Common Units	(3,102)	—	—	—	—	—	(25,589)	—	(25,589)	10,839	(14,750)
Adjustment to valuation allowance related to prior redemption of noncontrolling interests and Class C common shares for Class A common shares	—	—	—	—	—	—	(468)	—	(468)	—	(468)
Equity-based compensation expense	—	—	—	—	—	—	604	—	604	—	604
Net income	—	—	—	—	—	—	—	7,135	7,135	10,620	17,755
Balance at September 30, 2018	175,957	$18	—	$—	204,922	$20	$1,472,570	$(20,658)	$1,451,950	$1,961,333	$3,413,283

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (Predecessor) (Unaudited)
(in thousands)

໿

	Predecessor
	Three Months Ended September 30, 2017	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Beginning balance	$41,707	$154,445	$32,106
Distribution of non-stack (assets) net liability	—	33,102	—
Capital contribution	200,000	—	200,000
Net loss	(24,204)	(14,892)	(14,603)
Ending balance	$217,503	$172,655	$217,503

The accompanying notes are an integral part of these consolidated financial statements.

ALTA MESA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS

Alta Mesa Resources, Inc., together with its consolidated subsidiaries (“AMR,” “we,” “us,” “our,” or the “Company”), is an independent energy company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. Our activities are primarily directed at the horizontal development of an oil and liquids-rich resource play in an area of the basin commonly referred to as the Sooner Trend Anadarko Basin Canadian and Kingfisher County (“STACK”). We also operate a midstream services business through Kingfisher Midstream LLC (“Kingfisher”), a Delaware limited liability company. Kingfisher has natural gas gathering and processing and crude oil gathering and storage assets located in the Anadarko Basin that generate revenue primarily through long-term, fee-based contracts. The Kingfisher assets are integral to our oil and natural gas operations and are strategically positioned to provide similar services to other producers in the area.

We were originally incorporated in Delaware in November 2016 as a special purpose acquisition company under the name Silver Run Acquisition Corporation II for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses.

On March 29, 2017, we consummated our initial public offering (“IPO”), generating net proceeds of approximately $1.035 billion, as well as the private sale of 15,133,333 warrants (the “Private Placement Warrants”) to Silver Run Sponsor II, LLC (the “Sponsor”) for $22.7 million. Proceeds from the IPO were placed in a trust account in 2017. The amounts deposited to the trust account, including interest, were utilized to fund a business combination (the “Business Combination”), as described in Note 4 —  Business Combination, on February 9, 2018 in which the Company acquired interests in Alta Mesa Holdings, LP (“Alta Mesa”), Alta Mesa Holdings GP, LLC (“Alta Mesa GP”) and Kingfisher through a newly formed subsidiary, SRII Opco, LP (“SRII Opco”).

In connection with the closing of the Business Combination, Alta Mesa distributed its non-STACK assets and liabilities to High Mesa Holdings, LP (the “AM Contributor”), and the Company changed its name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” and continued the listing of its Class A Common Stock and public warrants (which were originally sold as part of the units issued in our initial public offering) on NASDAQ under the symbols “AMR” and “AMRWW,” respectively.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As a result of the Business Combination, the Company is the acquirer for accounting purposes and Alta Mesa and Kingfisher are the acquirees. Alta Mesa is our accounting predecessor. The Company’s financial statement presentation reflects Alta Mesa as the “Predecessor” for periods prior to the Business Combination. The Company is the “Successor” for periods after the Business Combination, which includes the consolidation of Alta Mesa and Kingfisher concurrent with the Business Combination on February 9, 2018. The Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of Alta Mesa and Kingfisher’s net assets acquired as of the acquisition date. See Note 4 — Business Combination for further information related to the Business Combination. As a result of the Business Combination and the transactions contemplated by the Contribution Agreements, the financial statements and certain footnote presentations separate the Company’s presentations into two distinct periods, the period before the consummation of the Transactions and the period on or after that date, to indicate that the financial statements presented are those of different entities and reflect the application of the different basis of accounting between the periods presented.  The Successor periods presented herein are for the three months ended September 30, 2018 and from February 9, 2018 to September 30, 2018 (collectively, “Successor Periods”); and the Predecessor periods presented herein are from January 1, 2018 to February 8, 2018 (“2018 Predecessor Period”), the three months ended September 30, 2017 and the nine months ended September 30, 2017 (“2017 Predecessor Period,” and, together with the 2018 Predecessor Period, the “Predecessor Periods”).

Prior to the Business Combination, Alta Mesa distributed its non-STACK assets and liabilities to the AM Contributor.  The distribution of its non-STACK assets and liabilities in 2018 and the sale of its Weeks Island field during the fourth quarter of 2017 (collectively, the “non-STACK assets”) were part of Alta Mesa’s overall strategic shift to operate only in the eastern Anadarko Basin.  As a result, we have classified the assets and liabilities and operating results of the non-STACK assets as discontinued operations during the Predecessor Periods within the consolidated financial statements.  See Note 6 — Discontinued Operations (Predecessor) for further discussion.

Principles of Consolidation and Reporting.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications of prior period consolidated financial statements have been made to conform to current reporting practices.  The consolidated financial statements include the accounts of the Company and its subsidiaries, including SRII Opco, after eliminating all significant intercompany transactions and balances. The Company’s interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.  Noncontrolling interest represents third-party ownership interests in SRII Opco and is presented as a component of equity. See Note 16 — Stockholders’ Equity and Partners’ Capital for further discussion.

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

Segment Reporting (Successor). The Company operates in two business segments. Alta Mesa operates in one industry segment, which is the exploration and production of oil and natural gas. Kingfisher operates in the midstream segment as the owner and operator of gas gathering and processing assets and crude oil gathering and transportation assets. Both operations are conducted in one geographic area of the United States and all revenues are derived from customers located in the United States.  The Company reports its consolidated financial results under two reportable segments: (1) Exploration & Production and (2) Midstream.  See Note 21 — Business Segment Information for financial information about our segments.

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

Restricted Cash. The Company classifies cash balances as restricted cash when cash is legally, contractually or otherwise restricted as to withdrawal or usage. As of September 30, 2018, and December 31, 2017, the restricted cash represents cash received by the Company from production sold where the final division of ownership of the production is in dispute or there is unclaimed property for pooling orders in Oklahoma.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$32,185	$3,660
Restricted cash	872	1,269
Cash from discontinued operations	—	61
Total cash, cash equivalents and restricted cash	$33,057	$4,990

Accounts Receivable. Our receivables arise primarily from (i) the sale of oil, natural gas and NGLs, (ii) joint interest owners’ properties in which we serve as the operator, and (iii) for services rendered to non-affiliated customers. Our customers are concentrated in the oil and gas industry which may impact our overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions affecting the industry.  Accounts receivable are generally not collateralized.  We may have the ability to withhold future revenue disbursements to recover non-payment of joint interest billings on properties of which we are the operator. Accounts receivable are stated at amounts due, net of an allowance for doubtful accounts.

Accounts receivable consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Oil, natural gas and natural gas liquids sales	$54,978	$26,916
Joint interest billings	44,548	13,821
Pooling interest (1)	23,367	35,839
Allowance for doubtful accounts	(65)	(415)
Total accounts receivable, net	$122,828	$76,161

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

Property, Plant and Equipment. Oil and natural gas producing activities are accounted for using the successful efforts method of accounting. Under the successful efforts method, lease acquisition costs and all development costs, including unsuccessful development wells, are capitalized.  In conjunction with the Business Combination, our property, plant and equipment was measured at fair value as of the acquisition date, which also impacted how values were assigned between the categories within property, plant, and equipment.  See Note 4 — Business Combination for further discussion. Policies regarding various categories of Property, Plant and Equipment follows:

Unproved Properties — Costs associated with the acquisition of leases are recorded as unproved properties and capitalized as incurred. These costs consist of amounts incurred to obtain a mineral interest or right in a property, such as a lease, in addition to options to lease, and for broker fees, recording fees and other similar costs related to activities in acquiring properties. Properties are classified as unproved until proved reserves are discovered, at which time the related costs are transferred to proved oil and natural gas properties.

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

Other Property, Plant and Equipment — Other property, plant and equipment, such as land, buildings, plant equipment, assets associated with salt water disposal, office furniture and equipment and vehicles, are recorded at cost, or fair value, if impaired.  Maintenance, repairs and minor renewals are expensed as incurred.  Plant and equipment includes costs incurred to build a cryogenic natural gas processing facility along with natural gas gathering pipelines and compression, including rights of way, and a crude oil gathering system and crude oil storage facility.

Impairment — Our unproved properties consist of leasehold costs and allocated value to probable and possible reserves resulting from acquisitions. We assess unproved properties acquired after the Business Combination for impairment on a quarterly basis and would recognize a loss at the time of impairment in our consolidated statement of operations by providing an impairment allowance against unproved properties. In determining whether an unproved property is impaired we consider numerous factors including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, our geologists' evaluation of the property, and the remaining months in the lease term for the property. When we have allocated fair value to an unproved property as the result of a transaction accounted for as a business combination, we use a future cash flow analysis to assess the unproved property for impairment. Cash flows used in the impairment analysis are determined based on management’s estimates of crude oil, natural gas and NGL reserves, future commodity prices and future costs to produce the reserves. Cash flow estimates related to probable and possible reserves are reduced by additional risk-weighting factors. No impairment of unproved properties was recognized in the Successor Periods or the Predecessor Periods.

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

Our evaluation of the Company’s proved properties resulted in no impairment in the Successor Periods, the 2018 Predecessor Period and the three months ended September 30, 2017 (Predecessor).  For the 2017 Predecessor Period, the evaluation of proved properties resulted in an impairment charge of $1.2 million.

Management evaluates whether the carrying value of all other long-lived assets, including our midstream assets, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Management considers various factors, both qualitative and quantitative, when determining if these assets should be evaluated for impairment.

If the carrying value is not recoverable on an undiscounted basis, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales, an internally-developed discounted cash flow analysis or an analysis from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. The Company did not record any impairment related to other long-lived assets for the Successor Periods or the Predecessor Periods.

Depreciation, Depletion and Amortization — Depreciation, depletion and amortization (“DD&A”) of capitalized costs of proved oil and natural gas properties is computed using the unit-of-production method based upon estimated proved reserves. Assets are grouped for DD&A based on a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field. The reserve base used to calculate DD&A for leasehold acquisition costs and the cost to acquire proved properties is total proved reserves. The reserve base used to calculate DD&A for lease and well equipment costs, which include development costs and successful exploration drilling costs, includes only proved developed reserves.

For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), DD&A expense related to oil and natural gas properties was $44.6 million and $22.8 million, respectively. DD&A expense related to oil and natural gas properties was $81.5 million, $11.2 million, and $59.4 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. DD&A expense related to our midstream tangible assets was $1.4 million and $4.5 million for the three months ended September 30, 2018 (Successor) and the Successor Period, respectively.  There was no such DD&A expense for midstream assets for the 2018 and 2017 Predecessor Periods.

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

For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), depreciation expense for other property, plant and equipment was $1.8 million and $1.4 million, respectively. Depreciation expense for non-oil and natural gas properties was $2.3 million, $0.6 million, and $3.8 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

See Note 9 — Intangible Assets for information related to amortization of our intangible assets.

Exploration Expense. Exploration expenses, other than exploration drilling costs, are charged to expense as incurred. These expenses include seismic expenditures and other geological and geophysical costs, expired leases, delay rentals, gains or losses on settlement of asset retirement obligations and lease rentals. The costs of drilling exploratory wells and exploratory-type stratigraphic wells are initially capitalized, or “suspended” on the balance sheet pending determination of whether the well has discovered proved commercial reserves.  If the exploratory well is determined to be unsuccessful, the cost of the well is expensed. Exploratory well drilling costs may continue to be capitalized if the reserve quantity is sufficient to justify completion as a producing well and sufficient progress in assessing the reserves and the economic and operating viability of the project is being made. Assessments of such capitalized costs are made quarterly.

Equity Method of Accounting. We account for investments that we do not control, but have the ability to exercise significant influence using the equity method of accounting. Under this method, our equity investments are originally recorded at our acquisition cost, which approximates fair value, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses, and by distributions received. Our income from equity investments also includes amortization expense associated with the difference in basis, if any, between the initial carrying value of our equity investments in our consolidated balance sheets and our proportionate share of the underlying net assets of our investee.

Deferred financing costs. Deferred financing costs reflect fees paid to lenders and third parties that are directly related to the establishment of revolving credit facility agreements or the issuance of senior secured notes. Costs related to the establishment of the current Alta Mesa and Kingfisher secured revolving credit facilities have been deferred in other noncurrent assets and are being amortized over the term of each facility as additional interest expense. During the Predecessor Periods, costs associated with the issuance of senior secured notes were deferred as a reduction in the value of the outstanding debt and are being amortized as additional interest expense.

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

Goodwill (Successor). Goodwill represents the excess of the purchase price of an entity over the estimated fair value of the assets acquired and liabilities assumed. Under ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill is not amortized but is subject to periodic impairment testing.  ASC 350 requires that an entity assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Our reporting units for goodwill impairment evaluation purposes are the Exploration & Production and Midstream business segments. Our evaluation of goodwill for impairment, will be performed annually as of October 1 of each year. During the first quarter of 2018, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment. This new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Accordingly, any identified impairment of goodwill will be recognized as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. During each annual evaluation, we will first assess qualitative factors to determine whether the existence of events or circumstances has led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative goodwill impairment test.

As a result of the Business Combination, we recognized goodwill in the Midstream segment during the Successor Period. There was no goodwill prior to the Business Combination. Based mainly on declines in the Company’s stock price and market capitalization during the quarter ended September 30, 2018, we elected to perform a quantitative assessment to determine if the $699.9 million of goodwill in the Midstream segment was impaired as of the end of the period. Our assessment included a calculation of the present value of estimated future discounted cash flows, a calculation of the value of the Midstream segment based on a market participant multiple applied to 2019 estimated earnings before interest, taxes, depreciation and amortization (EBITDA) and a calculation of the value of the Midstream segment based on estimated future discounted cash flows plus a market participant multiple applied to terminal EBITDA at the end of a five-year period. The cash flows used in the model were determined based on expected growth in production volumes of the Company’s Exploration & Production segment, much of which is dedicated to the Midstream segment’s gathering and processing facilities, the inclusion of earnings from the transfer of salt water disposal assets from the Exploration & Production segment to the Midstream segment that occurred in the fourth quarter of 2018 (See Note 22 — Subsequent Events for further information), earnings associated with the expected completion of the Cimarron Express Pipeline joint venture in mid-2019 and anticipated growth from third parties’ production dedicated to the Midstream segment’s gathering and processing facilities. Each scenario modeled indicated there was no impairment of goodwill as of September 30, 2018. The Company also analyzed the impact that changes in our assumptions would have on the estimated value of the Midstream segment by increasing and decreasing the discount rate, increasing and decreasing the exit EBITDA multiples and increasing and decreasing the terminal growth rate assumptions. No goodwill impairment was determined under any of the varying scenarios analyzed by the Company as of September 30, 2018. Each of our assumptions regarding earnings, cash flows and discount rates are based mainly on Level 3 unobservable inputs. Should the expected long-term growth in earnings and cash flows for the Midstream segment not occur due to adverse changes in commodity prices or market conditions or the inability of the Company to execute on its growth strategy, goodwill for the Midstream segment could become impaired in some future period.

Intangible Assets (Successor). In connection with the acquisition of Kingfisher, the Company recorded the estimated fair value of acquired customer contracts and related customer relationships as intangible assets, which were valued using the income approach, and are presented as Intangible Assets, net in the accompanying consolidated balance sheet of the Successor. These intangible assets, all of which relate to the Midstream segment, have definite lives and are subject to amortization utilizing an accelerated attrition method over their economic lives. The weighted average remaining amortization period for our intangible assets at September 30, 2018 was 12 years. We assess intangible assets for impairment together with related underlying long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If required, an impairment would be recognized in the consolidated statements of operations to reduce the carrying amount of an intangible asset to its fair value.  No impairment was identified as of September 30, 2018.

Asset Retirement Obligations. We recognize liabilities for the future costs of dismantlement and abandonment of our wells, facilities, and other tangible long-lived assets along with an associated increase in the carrying amount of the related long-lived asset.  The fair values of new asset retirement obligations are estimated using expected future costs discounted to present value.  The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset.  Accretion expense is recognized as the discounted liability is accreted to its expected settlement value.  Asset retirement obligations are subject to revision primarily for changes related to the estimated timing and cost of abandonment.

Asset retirement obligations for the Company’s midstream processing and pipeline facilities generally become firm at the time the facilities are permanently shut down and dismantled.  These obligations may include the costs of asset disposal and additional soil remediation.  However, these sites have indeterminate lives based on plans for continued operations and as such, the fair value of the conditional legal obligations cannot be measured due to the uncertainty associated with the future settlement dates of such obligations. As such, no obligation has been established for our midstream assets as of September 30, 2018.

Bond Premium on Senior Unsecured Notes.  In connection with the Business Combination, the Company estimated the fair value of Alta Mesa’s $500.0 million senior unsecured notes at $533.6 million as of the acquisition date.  The amount in excess of the original principal balance was recorded as a bond premium, which is being amortized as a reduction to interest expense.

Derivative Financial Instruments. We use derivative contracts to economically hedge the effects of fluctuations in the prices of oil, natural gas and natural gas liquids. We account for such derivative instruments in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and disclosure requirements for derivative instruments and requires them to be measured at fair value and recorded as assets or liabilities in the consolidated balance sheets (see Note 7 — Fair Value Measurements for information on fair value).

Under ASC 815, hedge accounting can be used to defer recognition of unrealized changes in the fair value of such financial instruments, for those contracts which qualify as fair value or cash flow hedges, as defined in the guidance. Historically, we have not designated any of our derivative contracts as fair value or cash flow hedges. Accordingly, the changes in fair value of the contracts are included in “Gain (loss) on derivative contracts” in the consolidated statements of operations.  Gains or losses from the settlement of matured derivatives contracts are also included in “Gain (loss) on derivatives contracts” in the consolidated statements of operations.  Cash flows from settlements of derivative contracts are classified as operating cash flows.

Income Taxes (Successor). Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred income taxes are provided for the temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. We classify deferred tax assets and liabilities as noncurrent in our consolidated balance sheet as of September 30, 2018 in accordance with ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.

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

We follow guidance issued by the Financial Accounting Standards Board (“FASB”) in accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement.

We have considered our exposure under the standard at both the federal and state tax levels.  We did not record any liabilities for uncertain tax positions as of September 30, 2018 or December 31, 2017. We record income tax-related interest and penalties, if any, as a component of income tax expense. We did not incur any material interest or penalties on income taxes for the Successor Period.

Alta Mesa’s tax returns for the years ended December 31, 2014 and forward remain open for examination. None of the Company’s federal or state tax returns are currently under examination by the relevant authorities.

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

Equity-Based Compensation (Successor). The Company recognizes compensation related to all stock-based awards in the consolidated financial statements based on their estimated grant-date fair value. The Company grants various types of stock-based awards including stock options, restricted stock and performance-based restricted stock units. The fair value of stock option awards is determined using the Black-Scholes option pricing model. Service-based restricted stock awards and performance-based restricted stock units are valued using the market price of the Company’s common stock on the grant date. Compensation cost is recognized ratably over the applicable vesting period. See Note 17 — Equity-Based Compensation (Successor) for additional information regarding the Company’s equity-based compensation.

Fair Value of Financial Instruments. The fair values of cash, accounts receivable and current liabilities approximate book value due to their short-term nature. The fair value of long-term debt under the Alta Mesa and Kingfisher senior secured revolving credit facilities is not considered to be materially different from carrying value due to short-term variable market rates of interest applicable to outstanding borrowings under each facility.  Derivative financial instruments are carried at fair value. For further information on fair values of financial instruments see Note 7 —  Fair Value Measurements and Note 12 —  Long-Term Debt, Net.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is calculated by dividing earnings (loss) available to common stockholders by the weighted average number of shares outstanding during each period.

The Company uses the “if-converted” method to determine the potential dilutive effect of exchanges of outstanding SRII Opco Common Units and corresponding shares of its outstanding Class C Common Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding warrants, restricted stock, restricted stock units and stock options.

The following table reflects the net income attributable to common stockholders and the earnings per share for the periods indicated based on a weighted average number of common shares outstanding for each period:

໿

	Successor
	Three Months Ended September 30, 2018	February 9, 2018 Through September 30, 2018
	(in thousands, except shares and per share data)
Net income (loss) attributable to AMR Class A common stockholders	$7,135	$(12,544)
Effect of dilutive Class C securities:
Net loss attributable to noncontrolling interests assumed to be redeemed for Class A Common Stock, net of tax	4,869	(5,227)
Net income (loss) attributable to AMR Class A common stockholders after assumed redemption	$12,004	$(17,771)

Weighted average Class A common shares outstanding (Basic)	178,078,132	174,364,715
Effect of dilutive securities:
Class A shares assumed issued to holders of noncontrolling interests upon redemption	132,428,358	59,006,903
Restricted stock and stock options	31,342	—
Weighted average common shares outstanding (Diluted)	310,537,832	233,371,618

Earnings (loss) per common share attributable to AMR common stockholders:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.08)

For the three months ended September 30, 2018 (Successor), approximately 63.0 million warrants and 6.6 million equity awards, consisting of stock options, restricted stock and restricted stock units, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. During the Successor Period, approximately 63.0 million warrants and 6.0 million equity awards, consisting of stock options, restricted stock and restricted stock units, were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

During the Successor Period, the limited partners of SRII Opco became eligible to exchange their Common Units in SRII Opco and their related shares of Class C common stock for Class A common shares of the Company. A total of 29,411,236 Common Units became eligible for exchange on May 10, 2018 and the remaining 175,510,652 became eligible for exchange on August 8, 2018. Under the if-converted method, the weighted average number of Class A common shares that became eligible for issuance upon conversion of the Common Units have been included in the calculation of diluted earnings per share. At September 30, 2018, all 204,921,888 outstanding Common Units of SRII Opco and the related shares of Class C common stock were eligible for exchange into our Class A common shares. Had such shares been exchanged, our total Class A common shares outstanding at September 30, 2018 would have been 380,879,071.

Comprehensive Income. During the Successor Periods and the Predecessor Periods, the Company had no components of other comprehensive income. Accordingly, total comprehensive income for each period was equal to the amount of net income (loss) for those same periods as reflected in the accompanying consolidated statements of operations.

Going Concern. The Company’s management is required to evaluate an entity’s ability to continue as a going concern for a period of one year following the date of the issuance of the Company’s consolidated financial statements. Disclosure is required if substantial doubt exists about an entity’s ability to continue as a going concern during the evaluation period, including management’s plans to alleviate the conditions and events that raise substantial doubt of going concern, if applicable.
At the date of the issuance of these consolidated financial statements, management considers the Company to be a going concern and has prepared these consolidated financial statements on a going concern basis.

Recent Accounting Pronouncements Issued But Not Yet Adopted. In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this standard align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). Under this new standard, a customer in a hosting arrangement that is a service contract is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as a prepaid asset related to the service contract and which costs to expense. The capitalized implementation costs are to be expensed over the term of the hosting arrangement and reflected in the same line in the consolidated statement of operations as the fees associated with the hosting element of the arrangement. Similarly, capitalized implementation costs are to be presented in the consolidated statement of cash flows in the same line as payments made for fees associated with the hosting element. The Company is required to adopt this new standard for fiscal years beginning after December 15, 2019, although early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial position and results of operations and has not yet determined when to adopt and whether to apply the new standard retrospectively or prospectively to implementation costs incurred after the date of adoption.

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
We are continuing our review of contracts for each of our revenue streams and evaluating the impact on our consolidated financial statements. We are continuing to evaluate the provisions of ASU 2014-09, as it relates to certain sales contracts, and in particular, as it relates to disclosure requirements. In addition, we are evaluating the impact, if any, on the presentation of our revenues and expenses under the new gross-versus-net presentation guidance and on our current accounting policies, including the need to make changes to relevant accounting policies and internal controls, if needed. Based on assessments performed to date, we do not expect ASU 2014-09 to have an effect on the timing of revenue recognition or our financial position. In addition, we currently expect the impact regarding gross-versus-net presentation to involve certain presentation changes specifically related to natural gas processing revenues and expenses; however, the impact of such presentation changes will not impact our consolidated operating income, net income or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” The amendments in this update require, among other things, that lessees recognize the following for all leases (except for short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents a lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 also requires disclosures designed to provide information on the amount, timing, and uncertainty of cash flows arising from leases.  In January 2018, the FASB issued ASU No. 2018-01, Land easement practical expedient for transition to Topic 842 (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases.  The standard, as amended, will be effective for interim and annual periods beginning after December 15, 2018. In the normal course of business, we enter into operating lease agreements to support our exploration and development operations and lease assets such as drilling rigs, well equipment, compressors, office space and other assets.
The standard provides several optional practical expedients in transition. We expect to elect the “package of practical expedients”, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. We also expect to elect the land easement relief which permits us to forgo reassessment of existing or expired land easements not previously accounted for under ASC 840. Additionally, we expect to elect the practical expedient to not provide comparative reporting periods and therefore financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We do not expect to elect the use-of-hindsight practical expedient.
At this time, we are evaluating the financial impact ASU 2016-02 will have on our financial statements; however, the adoption and implementation of ASU 2016-02 is expected to have an impact on our consolidated balance sheets resulting in an increase in both the assets and liabilities relating to our operating lease activities greater than twelve months.  The adoption may also result in a change in the amount of lease expense recorded on our consolidated statements of operations, as well as add additional disclosures.  We expect our implementation work team will complete its evaluation of this new standard by the end of 2018.
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

NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities are presented below (in thousands):

໿

	Successor	Predecessor
	February 9, 2018	January 1, 2018	Nine
	Through	Through	Months Ended
	September 30, 2018	February 8, 2018	September 30, 2017
Supplemental cash flow information:
Cash paid for interest	$24,950	$1,145	$25,675
Cash paid for income taxes	1,573	—	—
Non-cash investing and financing activities:
Increase in asset retirement obligations	4,652	—	3,778
Asset retirement obligations assumed, purchased properties	—	—	705
Increase in accruals or payables for capital expenditures	41,069	4,712	41,322
Distribution of non-STACK (assets) net liability	—	33,102	—
Equity issued in Business Combination	2,067,393	—	—
Release of Common stock from possible redemption	966,384	—	—
Exchange of Class B common stock to Class A	3	—	—
Tax effect of redemption of noncontrolling interests in SRII Opco for Class A common shares and other	(905)	—	—
Increase in accounts receivable for sale of assets	(524)	—	—

NOTE 4 — BUSINESS COMBINATION

On February 9, 2018 (the “Closing Date”), we consummated the transactions contemplated by (i) the Contribution Agreement (“AM Contribution Agreement”), dated August 16, 2017, with Alta Mesa, the “AM Contributor, High Mesa Holdings GP, LLC, the sole general partner of the AM Contributor, Alta Mesa GP, and, solely for certain provisions therein, the equity owners of the AM Contributor, (ii) the Contribution Agreement (the “KFM Contribution Agreement”), dated August 16, 2017, with KFM Holdco, LLC, a Delaware limited liability company (the “KFM Contributor”), Kingfisher Midstream, LLC, and, solely for certain provisions therein, the equity owners of the KFM Contributor; and (iii) the Contribution Agreement (the “Riverstone Contribution Agreement” and, together with the AM Contribution Agreement and the KFM Contribution Agreement, the “Contribution Agreements”), dated August 16, 2017, with Riverstone VI Alta Mesa Holdings, L.P., a Delaware limited partnership (the “Riverstone Contributor” and together with the AM Contributor and the KFM Contributor, the “Contributors”).

Pursuant to the Contribution Agreements, SRII Opco acquired (a) (i) all of the limited partner interests in Alta Mesa and (ii) 100% of the economic interests and 90% of the voting interests in Alta Mesa GP, ((i) and (ii) collectively, the “AM Contribution”) and (b) 100% of the economic interests in Kingfisher (the “Kingfisher Contribution”). The acquisition of Alta Mesa and Kingfisher pursuant to the Contribution Agreements is referred to herein as the “Business Combination” and the transactions contemplated by the Contribution Agreements are referred to herein as the “Transactions.” SRII Opco GP, LLC, a Delaware limited liability company (“SRII Opco GP”), the sole general partner of SRII Opco, is a wholly owned subsidiary of AMR.  As a result of the Business Combination, our only significant asset is our ownership of an approximate 46.2% partnership interest in SRII Opco. SRII Opco owns all of the economic interests in each of Alta Mesa and Kingfisher.

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

Holders of AMR’s Class C Common Stock, together with holders of Class A Common Stock, voting as a single class, have the right to vote on all matters properly submitted to a vote of the stockholders, but holders of Class C Common Stock are not entitled to any dividends or liquidating distributions from us. After a specified period of time following Closing, the Contributors will generally have the right to cause SRII Opco to redeem all or a portion of their SRII Opco Common Units in exchange for shares of our Class A Common Stock or, at SRII Opco’s option, an equivalent amount of cash. However, we may, at our option, effect a direct exchange of cash or Class A Common Stock for such SRII Opco Common Units in lieu of such a redemption by SRII Opco. Upon the future redemption or exchange of SRII Opco Common Units held by a Contributor, a corresponding number of shares of Class C Common Stock will be canceled.

During the second quarter of 2018, equity owners of the KFM Contributor elected to redeem 9,588,764 of its SRII Opco Common Units for an equal number of shares of Class A Common Stock. We elected to complete this redemption through a direct exchange, whereby the 9,588,764 SRII Opco Common Units are now owned by us, and we issued 9,588,764 shares of our Class A Common Stock to equity owners of the KFM Contributor and canceled 9,588,764 shares of our Class C Common Stock. Additionally, as described further in Note 16 —  Stockholders’ Equity and Partners’ Capital, during the third quarter of 2018, we sold 3,101,510 of our Common Units in SRII Opco to SRII Opco to fund purchases of an equivalent number of our Class A common shares. As a result of these transactions, at September 30, 2018, we own 46.2% of the limited partner interests in SRII Opco.

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

໿
Neither the AM Contributor nor the KFM Contributor will be entitled to receive a particular Earn-Out Payment on more than one occasion and, if on a particular date, the 20-Day VWAP entitles the AM Contributor or the KFM Contributor to more than one Earn-Out Payment (each of which has not been previously paid), the AM Contributor and/or the KFM Contributor will each be entitled to receive each such Earn-Out Payment. The AM Contributor and the KFM Contributor will be entitled to the earn-out consideration described above in connection with certain liquidity events of the Company, including a merger or sale of all or substantially all of our assets, if the consideration paid to holders of Class A Common Stock in connection with such a liquidity event is greater than any of the above-specified 20-Day VWAP hurdles.

We also contributed $560 million in net cash to Alta Mesa at the closing. Our source for these funds was from the sale of our securities to investors in a public offering and in private placements.  Alta Mesa used a portion of the amount to repay its outstanding balance under its Alta Mesa Credit Facility described in Note 12 — Long-Term Debt, Net.

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

Preliminary Estimated Purchase Price Allocation for Alta Mesa

The allocation of the preliminary estimate of the purchase consideration to the assets acquired and liabilities assumed in the acquisition of Alta Mesa was as follows (in thousands):
໿

	February 9, 2018 (As initially reported)	Measurement Period Adjustment (1)	February 9, 2018 (As adjusted)
Estimated Fair Value of Assets Acquired (2)
Cash, cash equivalents and short term restricted cash	$10,345	$—	$10,345
Accounts receivable	101,745	—	101,745
Other receivables	1,222	—	1,222
Receivables due from related party	907	—	907
Prepaid expenses and other current assets	1,405	—	1,405
Derivative financial instruments	352	—	352
Property and equipment: (3)
Oil and natural gas properties, successful efforts	2,314,858	(1,479)	2,313,379
Other property and equipment, net	43,318	—	43,318
Notes receivable due from related party	12,454	—	12,454
Deposits and other long-term assets	10,286	—	10,286
Total fair value of assets acquired	2,496,892	(1,479)	2,495,413
Estimated Fair Value of Liabilities Assumed (2)
Accounts payable and accrued liabilities	210,867	(10,946)	199,921
Advances from non-operators	6,803	—	6,803
Advances from related party	47,506	—	47,506
Asset retirement obligations (3)	5,998	—	5,998
Derivative financial instruments	11,585	—	11,585
Long-term debt (4)	667,700	—	667,700
Other long-term liabilities	5,066	—	5,066
Total fair value of liabilities assumed	955,525	(10,946)	944,579
Total consideration and fair value	$1,541,367	$9,467	$1,550,834
_________________

(1)	The measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

(2)	The assets acquired and liabilities assumed relate to Alta Mesa’s STACK assets.

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

(4)
Represents the approximate fair value as of the acquisition date of Alta Mesa’s $500.0 million aggregate principal amount of 7.875% senior unsecured notes due December 15, 2024, totaling approximately $533.6 million, based on Level 1 inputs, and outstanding borrowings under the Alta Mesa Credit Facility (described in Note 12 — Long Term Debt, Net) of approximately $134.1 million as of the acquisition date.

Preliminary Estimated Purchase Price for Kingfisher

The estimated preliminary purchase price consideration for Kingfisher was as follows (in thousands):
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

Preliminary Estimated Purchase Price Allocation for Kingfisher
The allocation of the preliminary estimate of the purchase consideration to the assets acquired and liabilities assumed in the acquisition of Kingfisher was as follows (in thousands):

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
_________________

(1)
The measurement period adjustments are recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The measurement period adjustments relate to a change in the purchase price consideration based on a final closing statement agreed to by the parties during the three months ended June 30, 2018 and a revision in the value of Kingfisher’s customer relationship intangible assets resulting from an adjustment to the initial discount rate used.

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

The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have occurred had the Business Combination taken place on January 1, 2017; furthermore, the financial information is not intended to be a projection of future results.
໿

	Three Months Ended September 30, 2017	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
	(in thousands)
Total operating revenues	$80,140	$49,500	$230,763
Net income (loss)	(18,514)	3,435	23,521
Net income (loss) attributable to Alta Mesa Resources, Inc. stockholders	(6,046)	1,274	8,260
Basic net income (loss) per share	(0.04)	0.01	0.05
Diluted net income (loss) per share	(0.04)	0.01	0.05

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2018	December 31, 2017
OIL AND NATURAL GAS PROPERTIES
Unproved properties	$865,695	$84,590
Accumulated impairment of unproved properties	—	—
Unproved properties, net	865,695	84,590
Proved oil and natural gas properties	1,913,526	1,061,105
Accumulated depreciation, depletion, amortization and impairment	(81,464)	(251,065)
Proved oil and natural gas properties, net	1,832,062	810,040
TOTAL OIL AND NATURAL GAS PROPERTIES, net	2,697,757	894,630
OTHER PROPERTY, PLANT AND EQUIPMENT
Land	5,600	2,912
Salt water disposal system	88,176	30,990
Plant and equipment	311,354	—
Office furniture and equipment and vehicles	3,129	20,008
Accumulated depreciation	(6,835)	(21,770)
OTHER PROPERTY, PLANT AND EQUIPMENT, net	401,424	32,140
TOTAL PROPERTY, PLANT AND EQUIPMENT, net	$3,099,181	$926,770

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

Prior to the Business Combination, Alta Mesa had notes payable to its founder (“Founder Notes”) that bore simple interest at 10%. In connection with the Transactions described in Note 4 – Business Combination, the Founder Notes were converted into an equity interest in the AM Contributor immediately prior to the closing of the Business Combination as they were considered part of the non-STACK asset distribution.  The balance of the Founder Notes at the time of conversion was approximately $28.3 million, including accrued interest.  Interest on the Founder Notes was $0.1 million for the 2018 Predecessor Period and $0.3 million and $0.9 million for the three months ended September 30, 2017 (Predecessor) and 2017 Predecessor Period, respectively.

The assets and liabilities directly related to the non-STACK assets presented as discontinued operations in the consolidated balance sheets were as follows (in thousands):

Predecessor
December 31, 2017
Assets associated with discontinued operations:
Current assets
Cash	$61
Accounts receivable	4,980
Other receivables	154
Total current assets	5,195
Noncurrent assets
Investments in LLC - Cost	9,000
Proved oil and natural gas properties, net	15,408
Unproved properties, net	15,504
Land	2,706
Other long-term assets	1,167
Total noncurrent assets	43,785
Total assets associated with discontinued operations	$48,980

Liabilities associated with discontinued operations:
Current liabilities
Accounts payable and accrued liabilities	$7,882
Asset retirement obligations	7,537
Total current liabilities	15,419
Noncurrent liabilities
Asset retirement obligations, net of current	37,049
Founder notes	28,166
Other long-term liabilities	1,647
Total noncurrent liabilities	66,862
Total liabilities associated with discontinued operations	$82,281

The operating results directly related to the non-STACK assets and liabilities presented as discontinued operations within the consolidated financial statements were as follows (in thousands):

	Predecessor
	Three	January 1, 2018	Nine
	Months Ended	Through	Months Ended
	September 30, 2017	February 8, 2018	September 30, 2017
Operating revenues and other:
Oil	$10,994	$1,617	$36,122
Natural gas	2,376	1,023	7,964
Natural gas liquids	571	236	1,613
Other revenues	72	16	274
Total operating revenues	14,013	2,892	45,973
Loss on sale of assets	—	(1,923)	—
Gain on acquisition of oil and gas properties	—	—	1,626
Total operating revenues and other	14,013	969	47,599
Operating expenses:
Lease operating expense	6,888	1,770	21,944
Marketing and transportation expense	352	83	1,080
Production taxes	1,443	167	5,100
Workover expense	273	127	1,981
Exploration expense	1,874	—	8,042
Depreciation, depletion and amortization	4,625	630	16,835
Impairment expense	82	5,560	28,018
Accretion expense	287	101	1,213
General and administrative expense	13	21	60
Total operating expenses	15,837	8,459	84,273
Other income (expense)
Interest expense	(305)	(103)	(904)
Interest income and other	88	—	88
Total other income (expense)	(217)	(103)	(816)
Loss from discontinued operations, net of state income taxes	$(2,041)	$(7,593)	$(37,490)

The total operating and investing cash flows of the non-STACK assets were as follows (in thousands):
໿

	Predecessor
	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Total operating cash flows of discontinued operations	$(6,838)	$16,166
Total investing cash flows of discontinued operations	(570)	(15,950)

NOTE 7 — FAIR VALUE MEASUREMENTS

We follow ASC 820, which provides a hierarchy of fair value measurements based on the inputs to the fair value estimation process. It requires disclosure of fair values classified according to defined “levels,” which are based on the reliability of the evidence used to determine fair value, with Level 1 being the most reliable and Level 3 the least reliable. Level 1 evidence consists of observable inputs, such as quoted prices in an active market. Level 2 inputs typically correlate the fair value of the asset or liability to a similar, but not identical item which is actively traded. Level 3 inputs include at least some unobservable inputs, such as valuation models developed using the best information available in the circumstances.

In connection with the acquisition of Alta Mesa, we recorded the fair value of Alta Mesa’s $500.0 million unsecured senior notes at $533.6 million as of the acquisition date. We have estimated the fair value of the senior notes to be $476.3 million at September 30, 2018 (Successor).  This estimation was based on the most recent trading values of the senior notes at or near the reporting date, which is a Level 1 determination. See Note 12 — Long-Term Debt, Net for information on long-term debt.

We utilize the modified Black-Scholes and the Turnbull Wakeman option pricing models to estimate the fair values of oil, natural gas and natural gas liquids derivative contracts. Inputs to these models include observable inputs from the NYMEX for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil, natural gas and natural gas liquids prices. We have classified the inputs used to determine fair values of all our oil, natural gas and natural gas liquids derivative contracts as Level 2.

Oil, natural gas, and midstream properties are subject to impairment testing and potential impairment write down, as discussed in Note 2 — Summary of Significant Accounting Policies. During the 2017 Predecessor Period, certain of Alta Mesa’s oil and natural gas properties with a carrying amount of $3.3 million were written down to their fair value of $2.1 million, resulting in an impairment charge of $1.2 million.  Significant Level 3 assumptions used in the calculation of estimated discounted cash flows in the impairment analysis included our estimate of future oil and natural gas prices, production costs, development expenditures, estimated timing of production of proved reserves, appropriate risk-adjusted discount rates, and other relevant data.

New additions to asset retirement obligations result from estimations for new or acquired properties. Such estimations of fair value are based on present value techniques that utilize company-specific information for such inputs as cost and timing of plugging and abandonment of wells and facilities. These inputs are classified as Level 3. We recorded $1.7 million, zero and $1.0 million in additions to asset retirement obligations measured at fair value during the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively.

The following table presents information about our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

໿

	Level 1	Level 2	Level 3	Total
	(in thousands)
At September 30, 2018: (Successor)
Financial Assets:
Derivative contracts for oil and natural gas	—	$5,670	—	$5,670
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$47,144	—	$47,144
At December 31, 2017: (Predecessor)
Financial Assets:
Derivative contracts for oil and natural gas	—	$4,416	—	$4,416
Financial Liabilities:
Derivative contracts for oil and natural gas	—	$24,609	—	$24,609

The amounts above are presented on a gross basis.  We will net the value of assets and liabilities with the same counterparty for purposes of presentation in our consolidated balance sheets where master netting agreements are in place. For additional information on derivative contracts, see Note 8 — Derivative Financial Instruments.

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

Alta Mesa has entered into forward-swap contracts and collar contracts to reduce its exposure to price risk in the spot market for oil, natural gas and natural gas liquids. From time to time, Alta Mesa also utilizes financial basis swap contracts, which address the price differential between market-wide benchmark prices and other benchmark pricing referenced in certain of our oil, natural gas and natural gas liquids sales contracts. Substantially all of Alta Mesa’s derivative contracts are executed by affiliates of its lenders under the Alta Mesa Credit Facility described in Note 12 — Long-Term Debt, Net, and are collateralized by the security interests of the respective affiliated lenders in certain of their assets under the Alta Mesa Credit Facility. The derivative contracts settle monthly and are scheduled to coincide with oil production equivalent to barrels (bbl) per month, natural gas production equivalent to volumes in millions of British thermal units (MMBtu) per month, and natural gas liquids production equivalent to volumes in gallons (gal) per month. The derivative contracts represent agreements between Alta Mesa and the counterparties to exchange cash based on a designated price, or in the case of financial basis hedging contracts, based on a designated price differential between various benchmark prices. Cash settlement occurs monthly. No derivative contracts have been entered into for trading or speculative purposes.

From time to time, Alta Mesa enters into interest rate swap agreements with financial institutions to mitigate the risk of loss due to changes in interest rates. As of September 30, 2018, Alta Mesa is not a party to any interest rate swap agreements.

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

The following table summarizes the fair value and classification of Alta Mesa’s derivative instruments, none of which have been designated as hedging instruments under ASC 815:

Fair Values of Derivative Contracts:

	September 30, 2018 (Successor)
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current assets	$2,407	$(2,407)	$—
Derivative financial instruments, long-term assets	3,263	(3,263)	—
Total	$5,670	$(5,670)	$—

໿

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current liabilities	$36,803	$(2,407)	$34,396
Derivative financial instruments, long-term liabilities	10,341	(3,263)	7,078
Total	$47,144	$(5,670)	$41,474

໿

	December 31, 2017 (Predecessor)
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current assets	$1,406	$(1,190)	$216
Derivative financial instruments, long-term assets	3,010	(3,002)	8
Total	$4,416	$(4,192)	$224

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivative financial instruments, current liabilities	$20,493	$(1,190)	$19,303
Derivative financial instruments, long-term liabilities	4,116	(3,002)	1,114
Total	$24,609	$(4,192)	$20,417

The following table summarizes the effect of Alta Mesa’s derivative instruments in the consolidated statements of operations (in thousands):
໿

	Successor	Predecessor	Successor	Predecessor
Derivatives not	Three	Three	February 9, 2018	January 1, 2018	Nine
designated as hedging	Months Ended	Months Ended	Through	Through	Months Ended
instruments under ASC 815	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018	September 30, 2017
Gain (loss) on derivative contracts
Oil commodity contracts	$(12,339)	$(10,873)	$(63,630)	$5,431	$31,665
Natural gas commodity contracts	1,127	1,035	553	1,867	6,763
Natural gas liquids commodity contracts	—	(630)	—	—	(404)
Total gain (loss) on derivative contracts	$(11,212)	$(10,468)	$(63,077)	$7,298	$38,024

The Company periodically monitors the creditworthiness of its counterparties. Although Alta Mesa’s counterparties provide no collateral, the master derivative agreements with each counterparty effectively allow Alta Mesa, under certain circumstances, to set-off an unpaid hedging agreement receivable against the interest of the counterparty in any outstanding balance under the Alta Mesa Credit Facility described in Note 12 — Long-Term Debt, Net.

If a counterparty were to default on payment of an obligation under the master derivative agreements, Alta Mesa could be exposed to commodity price fluctuations, and the protection intended by the derivative could be lost. The value of Alta Mesa’s derivative financial instruments would be impacted.

Alta Mesa had the following open derivative contracts for crude oil at September 30, 2018:

OIL DERIVATIVE CONTRACTS
໿

	Volume	Weighted	Range
Settlement Period and Type of Contract	in bbls	Average	High	Low
2018
Price Swap Contracts	552,000	$53.55	$61.26	$50.27
Collar Contracts
Short Call Options	552,000	61.28	64.60	60.50
Long Put Options	552,000	51.67	60.00	50.00
Short Put Options	552,000	42.08	52.50	40.00
2019
Price Swap Contracts	182,500	63.03	63.03	63.03
Collar Contracts
Short Call Options	2,701,000	66.31	75.20	56.50
Long Put Options	2,883,500	53.80	62.00	50.00
Short Put Options	2,883,500	42.72	52.00	37.50
2020
Collar Contracts
Short Call Options	366,000	67.00	73.80	60.20
Long Put Options	1,317,600	56.46	62.50	50.00
Short Put Options	1,317,600	45.83	50.00	40.00

Alta Mesa had the following open derivative contracts for natural gas at September 30, 2018:

NATURAL GAS DERIVATIVE CONTRACTS
໿

	Volume in	Weighted	Range
Settlement Period and Type of Contract	MMBtu	Average	High	Low
2018
Price Swap Contracts	1,842,500	$2.95	$3.09	$2.75
Collar Contracts
Short Call Options	1,832,500	3.36	3.75	3.14
Long Put Options	1,527,500	2.89	2.90	2.75
Short Put Options	610,000	2.40	2.40	2.40
2019
Price Swap Contracts	10,905,000	2.69	3.09	2.64
Collar Contracts
Short Call Options	4,000,000	3.31	3.75	3.17
Long Put Options	3,550,000	2.81	2.90	2.70
Short Put Options	2,425,000	2.27	2.40	2.20
2020
Collar Contracts
Short Call Options	2,275,000	3.19	3.20	3.17
Long Put Options	9,150,000	2.57	2.70	2.50
Short Put Options	9,150,000	2.07	2.20	2.00
2021
Collar Contracts
Long Put Options	2,250,000	2.65	2.65	2.65
Short Put Options	2,250,000	2.15	2.15	2.15

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

Alta Mesa had the following open financial basis swaps at September 30, 2018:

NATURAL GAS BASIS SWAP DERIVATIVE CONTRACTS

Volume in MMBtu (1)	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per MMBtu)
460,000	OneOK	NYMEX Henry Hub	Jul '19	—	Dec '19	$(0.93)
4,445,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Oct '18	—	Dec '18	(0.63)
17,950,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '19	—	Dec '19	(0.68)
910,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '20	—	Mar '20	(0.49)
152,500	San Juan	NYMEX Henry Hub	Nov '18	—	Dec '18	(0.47)
2,365,000	San Juan	NYMEX Henry Hub	Jan '19	—	Oct '19	(0.78)
_________________

(1)	Represents short swaps that fix the basis differentials between OneOK, Tex/OKL Panhandle Eastern Pipeline (“PEPL”), San Juan and NYMEX Henry Hub.

OIL BASIS SWAP DERIVATIVE CONTRACTS
໿

Volume in bbl (1)	Reference Price 1(1)	Reference Price 2(1)	Period			Weighted Average Spread ($ per bbl)
552,000	CMA Oil	WTI	Oct '18	—	Dec '18	$(0.54)
_________________

(1)
Represents basis swaps for the basis differentials between NYMEX CMA (Calendar Monthly Average) Roll that reconcile the trade month versus the delivery month for physical contract pricing and West Texas Intermediate (“WTI”).

NOTE 9 — INTANGIBLE ASSETS

Our intangible assets with finite lives include customer relationships within the Midstream segment acquired as part of the Business Combination. Intangible assets consisted of the following (in thousands):
໿

Successor
September 30, 2018
Customer contracts and related customer relationships	$417,480
Accumulated amortization	(13,928)
Intangibles, net	$403,552
Weighted average remaining amortization period (years)	12

Amortization expense was $5.1 million and $13.9 million for the three months ended September 30, 2018 (Successor) and the Successor Period, respectively.  There was no amortization expense for the 2018 Predecessor Period and the 2017 Predecessor Periods, as there were no intangible assets as of those dates.  Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):
໿

Successor
Fiscal Year:	September 30, 2018
Remainder of 2018	$5,223
2019	34,663
2020	40,998
2021	39,637
2022	38,490
2023	36,433
Thereafter	208,108
Total amortization	$403,552

NOTE 10 — EQUITY METHOD INVESTMENT

We account for our investment in unconsolidated affiliates under the equity method (See Note 2 — Summary of Significant Accounting Policies). The carrying value of the Company’s investment in unconsolidated affiliates is recorded in the consolidated balance sheets as “Equity method investments” and the Company records its share of such earnings (loss), if any, in the consolidated statements of operations as “Income (loss) from equity investments.”

On May 10, 2018, a subsidiary of Kingfisher and Blueknight Energy Partners, L.P. (“Blueknight”), an unaffiliated third party, entered into definitive agreements for the purpose of constructing and operating a new crude oil pipeline serving STACK producers in central Oklahoma.  The crude oil pipeline, which is owned by Cimarron Express Pipeline, LLC (“Cimarron Express”) and constructed and operated by Blueknight, will extend from northeastern Kingfisher County, Oklahoma, to Blueknight’s crude oil terminal in Cushing, Oklahoma.  Cimarron Express is owned 50% by an affiliate of Kingfisher and 50% by an affiliate of Ergon, Inc.  During the nine months ended September 30, 2018 (Successor), we invested $9.3 million in Cimarron Express.

NOTE 11 — ASSET RETIREMENT OBLIGATIONS

A summary of the changes in asset retirement obligations is included in the table below (in thousands):

2018
Balance, as of January 1 (Predecessor)	$10,469
Liabilities settled	(63)
Revisions to estimates	63
Accretion expense	39
Balance, as of February 8 (Predecessor)	$10,508

Balance, as of February 9 (Successor)	$—
Liabilities assumed from Business Combination	5,998
Liabilities incurred	1,689
Liabilities settled	(1,249)
Liabilities transferred in sale of properties	(20)
Revisions to estimates (1)	3,562
Accretion expense	489
Balance, as of September 30 (Successor)	10,469
Less: Current portion	1,300
Long-term portion	$9,169

(1) The total revisions included $3.0 million related to additions to property, plant and equipment for the Successor Period.

NOTE 12 — LONG-TERM DEBT, NET

Long-term debt, net consisted of the following (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Alta Mesa senior secured revolving credit facility	$80,000	$117,065
Kingfisher senior secured revolving credit facility	66,000	—
7.875% senior unsecured notes due 2024	500,000	500,000
Unamortized premium on senior unsecured notes	30,354	—
Unamortized deferred financing costs	—	(9,625)
Total long-term debt, net	$676,354	$607,440

Alta Mesa Senior Secured Revolving Credit Facility.  In connection with the consummation of the Business Combination, all indebtedness at that time under the Alta Mesa senior secured revolving credit facility was repaid in full. On February 9, 2018, and in connection with the closing of the AM Contribution Agreement (as described in Note 4 — Business Combination), Alta Mesa entered into the Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as the administrative agent (the “Alta Mesa Credit Facility”). The Alta Mesa Credit Facility is for an aggregate maximum credit amount of $1.0 billion with an initial $350.0 million borrowing base.  In April 2018, the borrowing base was increased to $400.0 million. This borrowing base was reaffirmed by the lenders subsequent to September 30, 2018. The next scheduled redetermination will occur in April 2019, at which time the borrowing base may be increased, lowered or stay the same.  The Alta Mesa Credit Facility does not permit Alta Mesa to borrow funds if, at the time of such borrowing, it is not in compliance with the financial covenants set forth in the Alta Mesa Credit Facility. As of September 30, 2018, Alta Mesa had $80.0 million of borrowings outstanding under the Alta Mesa Credit Facility and had $21.9 million of outstanding letters of credit, leaving a total borrowing capacity of $298.1 million remaining available for future use.

The principal amounts borrowed are payable on the maturity date of February 9, 2023. Alta Mesa has a choice of borrowing in Eurodollars or at the reference rate, with such borrowings bearing interest, payable quarterly for reference rate loans or, for Eurodollar loans, in one, three or six-month tranches. Eurodollar loans bear interest at a rate per annum equal to the applicable LIBOR rate, plus a margin ranging from 2.00% to 3.00%.  Reference rate loans bear interest at a rate per annum equal to the greater of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points or (iii) the rate for one-month Eurodollar loans plus 1.00%, plus a margin ranging from 1.00% to 2.00%.

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

The Alta Mesa Credit Facility, as amended effective August 13, 2018, contains restrictive covenants that may limit Alta Mesa’s ability to, among other things, incur additional indebtedness, sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions in excess of specific amounts, enter into or be party to hedge agreements, amend organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The Alta Mesa Credit Facility permits Alta Mesa to make distributions to any parent entity (i) to pay for reimbursement of third party costs and general and administrative expenses (“G&A”) incurred in the ordinary course of business by such parent entity or (ii) in order to permit such parent entity to (x) make permitted tax distributions and (y) pay the obligations under the Tax Receivable Agreement.  See Note 18 — Income Taxes for further information regarding the Tax Receivable Agreement.

The Alta Mesa Credit Facility also requires Alta Mesa to maintain the following two financial ratios:

•
a current ratio, subject to various adjustments as defined in the Alta Mesa Credit Facility, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of Alta Mesa’s consolidated current assets to its consolidated current liabilities of not less than 1.0 to 1.0 as of the end of each fiscal quarter; and

•
a leverage ratio, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of Alta Mesa’s consolidated debt (other than obligations under hedge agreements) as of the end of such fiscal quarter to Alta Mesa’s consolidated EBITDAX annualized by multiplying EBITDAX for the period of (a) the fiscal quarter ended June 30, 2018 times 4, (b) the two fiscal quarter periods ended September 30, 2018 times 2, (c) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and (d) for each fiscal quarter on or after March 31, 2019, EBITDAX for the four-fiscal quarter period then ended, of not greater than 4.0 to 1.0.

As of September 30, 2018, Alta Mesa was in compliance with the financial ratios described above.

Senior Secured Revolving Credit Facility (Predecessor). As of December 31, 2017, Alta Mesa had $117.1 million of borrowings outstanding.  At the date of the Business Combination, the outstanding balance under the credit facility was paid off.

Kingfisher Senior Secured Revolving Credit Facility.  Prior to May 30, 2018, Kingfisher was party to a $200.0 million Revolving credit facility with ABN AMRO Capital USA, LLC, as administrative agent, and certain other financial institutions as lenders (the “prior credit facility”). The prior credit facility was initially entered into on August 8, 2017 and was scheduled to mature in August 2021. The principal amount of borrowings outstanding under this credit facility at May 30, 2018 totaled $59.5 million.

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
The Kingfisher Credit Facility also contains restrictive covenants that may limit Kingfisher’s ability to, among other things, incur additional indebtedness (but with a carve-out that allows Kingfisher to incur indebtedness under senior unsecured notes, subject to certain restrictions, including pro forma financial covenant compliance), sell assets, guaranty or make loans to others, make investments, enter into mergers, make certain payments and distributions, enter into or be party to hedge agreements, amend its organizational documents, incur liens and engage in certain other transactions without the prior consent of the lenders. The credit facility permits Kingfisher to (i) make distributions to pay its parent entity for reimbursement of general corporate operating and overhead costs and expenses incurred in the ordinary course of business of such parent entity pursuant to its management services agreement, (ii) make permitted tax distributions, and (iii) make cash distributions so long as certain requirements relating to Kingfisher’s consolidated earnings before interest, taxes, depreciation, amortization and material projects (“Consolidated Adjusted EBITDA”), its leverage ratio, and Kingfisher Credit Facility usage are satisfied, in addition to other customary requirements.

The Kingfisher Credit Facility also requires it to maintain the following financial ratios, which utilize Consolidated Adjusted EBITDA annualized by multiplying the Consolidated Adjusted EBITDA for the period of (A) the fiscal quarter ended June 30, 2018 times 4, (B) the two fiscal quarter periods ended September 30, 2018 times 2, (C) the three fiscal quarter periods ending December 31, 2018 times 4/3rds and (D) for each fiscal quarter on or after March 31, 2019, Consolidated Adjusted EBITDA for the four-fiscal quarter period then ended:

•
a total leverage ratio, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of its consolidated funded indebtedness as of the end of such fiscal quarter to its Consolidated Adjusted EBITDA for such rolling fiscal quarter period, of not greater than 4.5 to 1.0 (which increases to 4.75 after Consolidated EBITDA equal to or greater than $75.0 million is achieved for a rolling fiscal quarter period or a qualifying IPO occurs);

•
from and after the incurrence of indebtedness under senior unsecured notes, a senior secured leverage ratio, tested quarterly, of its consolidated funded secured indebtedness as of the end of such fiscal quarter to its Consolidated Adjusted EBITDA for such rolling fiscal quarter period, of not greater than 3.5 to 1.0; and

•
a minimum interest coverage ratio, tested quarterly, commencing with the fiscal quarter ended June 30, 2018, of its Consolidated Adjusted EBITDA for such rolling fiscal quarter period to its consolidated interest expense for such rolling fiscal quarter period, of not less than 2.5 to 1.0.

As of September 30, 2018, outstanding borrowings under the Kingfisher Credit Facility totaled $66.0 million and there were no outstanding letters of credit, leaving a total borrowing capacity of $234.0 million remaining available for future use. Kingfisher was also in compliance with the financial ratios specified in the KFM Credit Facility at that date.
Senior Unsecured Notes.  Alta Mesa has $500.0 million in aggregate principal amount of 7.875% senior unsecured notes (the “senior notes”) which were issued at par by Alta Mesa and its wholly owned subsidiary Alta Mesa Finance Services Corp. (collectively, the “Issuers”) during the fourth quarter of 2016.  The senior notes were issued in a private placement but were exchanged for substantially identical registered senior notes in November 2017.
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
The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by each of Alta Mesa’s material subsidiaries, subject to certain customary release provisions. Accordingly, they will rank equal in right of payment to all of Alta Mesa’s existing and future senior indebtedness; senior in right of payment to all of Alta Mesa’s existing and future indebtedness that is expressly subordinated to the senior notes or the respective guarantees; effectively subordinated to all of Alta Mesa’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness, including amounts outstanding under the Alta Mesa Credit Facility; and structurally subordinated to all existing and future indebtedness and obligations of any of Alta Mesa’s subsidiaries that do not guarantee the senior notes.

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

Under the terms of the indenture for the senior notes, if Issuers experience certain specific change of control events, unless the Issuers have previously or concurrently exercised their right to redeem all of the senior notes under the optional redemption provision, such holder has the right to require Alta Mesa to purchase such holder’s senior notes at 101% of the principal amount plus accrued and unpaid interest to the date of the purchase. The closing of the Business Combination did not constitute a change of control under the indenture governing the senior notes because certain existing owners of Alta Mesa and SRII Opco entered into an amended and restated voting agreement with respect to the voting interests in Alta Mesa GP.  See Note 4 — Business Combination to the consolidated financial statements for further detail.

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
As of September 30, 2018, Alta Mesa was in compliance with the indentures governing the senior notes.

Bond Premium (Successor).  As discussed in Note 7 —  Fair Value Measurements, the fair value of the Alta Mesa senior notes as of the acquisition date was $533.6 million.  The bond premium of $33.6 million is being amortized over the respective term of the Alta Mesa senior notes.  The bond premium amortization recognized in interest expense was $1.2 million and $3.3 million for the three months ended September 30, 2018 (Successor) and the Successor Period, respectively.  The unamortized bond premium related to the senior notes is included as a component of long-term debt in the consolidated balance sheet as of September 30, 2018.

Maturities (Successor).  Future maturities of long-term debt, excluding unamortized bond premium, at September 30, 2018 are as follows:
໿

Fiscal Year	(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	146,000
Thereafter	500,000
$646,000

Deferred financing costs. As of December 31, 2017, Alta Mesa had $11.4 million of unamortized deferred financing costs related to both its senior secured notes and the Alta Mesa Credit Facility.  As a result of the Business Combination, these unamortized deferred financing costs were adjusted to a fair value of zero at February 9, 2018.  During the Successor Period, we incurred additional deferred financing costs related to the Alta Mesa Credit Facility and the Kingfisher Credit Facility of $1.4 million and $2.3 million, respectively. These costs are reflected as deferred financing costs, net in other noncurrent assets in the consolidated balance sheets as of September 30, 2018 (Successor).  The amortization of the deferred financing costs is included in interest expense in the consolidated statements of operations. For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), the amortization of deferred financing costs was $0.2 million and $0.7 million, respectively. For the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, the amortization of deferred financing costs was $0.3 million, $0.2 million, and $2.2 million, respectively.

NOTE 13 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following provides the details of accounts payable and accrued liabilities (in thousands):

໿

	Successor	Predecessor
	September 30, 2018	December 31, 2017
Accruals for capital expenditures	$86,514	$48,771
Revenues and royalties payable	46,903	29,514
Accruals for operating expenses/taxes	12,105	14,632
Accrued interest	11,692	2,587
Derivative settlement payable	4,593	2,106
Other	3,951	4,301
Total accrued liabilities	165,758	101,911
Accounts payable	74,673	68,578
Accounts payable and accrued liabilities	$240,431	$170,489

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitments
Office and Equipment Leases. We lease office space and certain field equipment such as compressors, under long-term operating lease agreements.  On April 1, 2018, Alta Mesa amended its lease agreement for its corporate headquarters located in Houston, Texas.  The amended lease agreement provides for additional office space and extends the original lease term through April 2028.  Due to the amendment, Alta Mesa has additional lease commitment obligations of approximately $17.6 million through April 2028. Any initial rent-free months are amortized over the life of the lease.  Equipment leases are generally for two years or less. For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), total rent expense, net of sublease income, including office space and compressors, was approximately $2.8 million and $2.6 million, respectively. Total rent expense, net of sublease income, including office space and compressors, was approximately $4.8 million, $1.1 million, and $7.7 million for the Successor Period, the 2018 Predecessor Period, and for the 2017 Predecessor Period, respectively.
At September 30, 2018, the future minimum base rentals for non-cancelable operating leases were as follows (in thousands):

໿

Fiscal Year	Total
Remainder of 2018	$702
2019	2,673
2020	2,753
2021	2,812
2022	3,009
2023	3,039
Thereafter	12,218
$27,206

Firm transportation contracts.  The Company’s subsidiaries have entered into certain firm transportation contracts that extend through 2036.  At September 30, 2018, the future minimum commitments related to these contracts were as follows (in thousands):
໿

Fiscal Year	Alta Mesa	Kingfisher	Total
Remainder of 2018	$1,416	$3,052	$4,468
2019	5,666	9,216	14,882
2020	5,666	6,116	11,782
2021	5,666	6,116	11,782
2022	5,666	6,116	11,782
2023	5,666	5,676	11,342
Thereafter	25,022	70,004	95,026
	$54,768	$106,296	$161,064

Contingencies

Environmental claims. Various landowners have sued Alta Mesa in lawsuits concerning several fields in which Alta Mesa has, or historically had, operations.  The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from its oil and natural gas operations. We are unable to express an opinion with respect to the likelihood of an unfavorable outcome of the various environmental claims or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, we have not provided any material amounts for these claims in our consolidated financial statements at September 30, 2018.

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

On January 25, 2017, Bollenbach Enterprises Limited Partnership filed a class action petition in Kingfisher County, Oklahoma against Alta Mesa and Oklahoma Energy Acquisitions, LP and Alta Mesa Services, LP, each a wholly owned subsidiary of Alta Mesa, (collectively, the “AMH Parties”) claiming royalty underpayment or non-payment of royalty.  The suit alleged that the AMH Parties made improper post-production deductions for midstream services that resulted in underpayment of royalties on natural gas and/or constituents of the gas stream produced from wells.  The case was moved to federal court and stayed by the court pending the parties’ efforts to settle the case.  In June 2017, the court administratively closed the case following mediation.  As of December 31, 2017, Alta Mesa had accruals of approximately $4.7 million in accounts payable and accrued liabilities in its consolidated balance sheets and in general and administrative expense in its consolidated statements of operations as a result of this litigation. During January 2018, approximately $4.7 million was paid to fund the settlement. On March 12, 2018, the class settlement was approved by the Court.

Litigation (Successor). On March 1, 2017, Mustang Gas Products, LLC (“Mustang”) filed suit in the District Court of Kingfisher County, Oklahoma, against Oklahoma Energy Acquisitions, LP, and eight other entities, including certain of our affiliates and subsidiaries. Mustang alleges that (1) Mustang is a party to gas purchase agreements with Oklahoma Energy containing gas dedication covenants that burden land, leases and wells in Kingfisher County, Oklahoma, and (2) Oklahoma Energy, in concert with the other defendants, has wrongfully diverted gas sales to Kingfisher in contravention of these agreements.  Mustang asserts claims for declaratory judgment, anticipatory repudiation and breach of contract against Oklahoma Energy only.  Mustang also claims tortious interference with contract, conspiracy and unjust enrichment/constructive trust against all defendants.  We believe that the allegations contained in this lawsuit are without merit and intend to vigorously defend ourselves.

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

Performance appreciation rights.  In the third quarter of 2014, Alta Mesa adopted the Alta Mesa Holdings, LP Amended and Restated Performance Appreciation Rights Plan (the “Plan”), effective September 24, 2014.  The Plan was intended to provide incentive compensation to key employees and consultants who make significant contributions to Alta Mesa.  Under the Plan, participants were granted performance appreciation rights (“PARs”) with a stipulated initial designated value. The Company accelerated the vesting and payment of all outstanding PARs in connection with the Business Combination described in Note 4.  The value of the PARs that vested was approximately $10.9 million and such amount was recorded in general and administrative expense in the Successor Period.  Following the closing of the Business Combination, the Plan was terminated.
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

On August 10, 2018, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding Class A common stock, exclusive of any fees, commissions or other expenses related to such repurchases. Repurchases may be made at the Company’s discretion in accordance with applicable securities laws from time to time in open market or private transactions. The authorization has no expiration date. During the quarter ended September 30, 2018, the Company repurchased and retired 3,101,510 shares of Class A common stock. These shares remain authorized and are available for reissuance at a future date. The price paid for the shares repurchased, including commissions, that was in excess of par value has been recorded as a reduction of approximately $14.8 million in additional paid in capital. To fund the repurchase of its Class A shares of common stock, the Company sold 3,101,510 of its Common Units in SRII Opco to SRII Opco for the same price paid to the market for the Class A shares repurchased. This resulted in an increase during the third quarter of 2018 in the ownership position of the noncontrolling interest holders in SRII Opco, and an offsetting reduction in the Company’s additional paid in capital, totaling approximately $10.8 million.

Class C Common Stock.  In connection with the Business Combination, we issued 213,402,398 shares of Class C Common Stock to the Contributors, 204,921,888 of which are outstanding as of September 30, 2018.

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

Shares of Class C Common Stock may be issued only to the Contributors, their respective successors and assigns, as well as any permitted transferees of the Contributors. A holder of Class C Common Stock may transfer shares of Class C Common Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s SRII Opco Common Units to such transferee in compliance with the amended and restated limited partnership agreement of SRII Opco. The Contributors generally have the right to cause SRII Opco to redeem all or a portion of their SRII Opco Common Units in exchange for shares of our Class A Common Stock or, at SRII Opco’s option, an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such SRII Opco Common Units in lieu of such a redemption by SRII Opco. Upon the future redemption or exchange of SRII Opco Common Units held by a Contributor, a corresponding number of shares of Class C Common Stock will be canceled. During the Successor Period, we issued 9,588,764 shares of our Class A common stock to equity owners of the KFM Contributors and canceled 9,588,764 shares of our Class C Common Stock as a result of the direct exchange of SRII Opco Common Units redemption. See Note 4 — Business Combination for further discussion.

Redeemable Series A Preferred Stock. As of September 30, 2018, Bayou City Energy Management LLC (“Bayou City”), HPS Investment Partners, LLC (“HPS”) and AM Equity Holdings, LP (“AM Management”) each own one of the three outstanding shares of our Series A Preferred Stock, and may not transfer the Series A Preferred Stock or any rights, powers, preferences or privileges thereunder except to an affiliate. The holders of the Series A Preferred Stock are not entitled to vote on any matter on which stockholders generally are entitled to vote. In addition, the holders are not entitled to any dividends from the Company but will be entitled to receive, after payment or provision for debts and liabilities and prior to any distribution in respect of our Class A Common Stock or any other junior securities, liquidating distributions in an amount equal to $0.0001 per share of Series A Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

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

Redeemable Series B Preferred Stock. As of September 30, 2018, the Riverstone Contributor owns the only outstanding share of our Series B Preferred Stock, and may not transfer the Series B Preferred Stock or any rights, powers, preferences or privileges thereunder except to an affiliate (as defined in the limited partnership agreement of SRII Opco). The holder of the Series B Preferred Stock is not entitled to vote on any matter on which stockholders generally are entitled to vote. In addition, the holder is not entitled to any dividends from the Company but will be entitled to receive, after payment or provision for debts and liabilities and prior to any distribution in respect of our Class A Common Stock or any other junior securities, liquidating distributions in an amount equal to $0.0001 per share of Series B Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.

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

Warrants. As of September 30, 2018, the Company had 62,966,666 warrants outstanding, consisting of 34,500,000 public warrants originally sold as part of the Units in the IPO (“Public Warrants”), 15,133,333 Private Placement Warrants sold to the Company’s Sponsor and 13,333,333 Forward Purchase Warrants issued to Riverstone VI SR II Holdings, LP.

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

Noncontrolling Interest.  The noncontrolling interest relates to SRII Opco Common Units that were originally issued to the AM Contributor, the KFM Contributor and the Riverstone Contributor in connection with the Business Combination and continue to be held by holders other than the Company. At the date of the Business Combination, the noncontrolling interest owners held 55.8% (AM Contributor 36.2%, KFM Contributor 14.4%, and Riverstone Contributor 5.2%) of the limited partner interests in SRII Opco. The non-controlling interest percentage is affected by various equity transactions such as Class C Common Stock conversions and Class A Common Stock activities described above. As of September 30, 2018, the noncontrolling interest owners held 53.8% of the limited partner interests in SRII Opco.

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

SRII Opco is the sole owner of Alta Mesa’s Class A Units and owns 90% of the Class B Units.  Harlan H. Chappelle, our President and Chief Executive Officer and a director, Michael Ellis, the founder of Alta Mesa, our Chief Operating Officer—Upstream and a director, and certain affiliates of Bayou City, and HPS, own an aggregate 10% of the Class B Units.  Alta Mesa GP’s Board of Directors are selected by the Class B members.  Notwithstanding the foregoing, voting control of Alta Mesa GP is vested in SRII Opco pursuant to a voting agreement.

All distributions under Alta Mesa’s amended and restated partnership agreement are made to the limited partners pro rata when Alta Mesa GP so directs.

NOTE 17 — EQUITY-BASED COMPENSATION (Successor)

Following the closing of the Business Combination, we adopted the Alta Mesa Resources, Inc. 2018 Long Term Incentive Plan (the “LTIP”).  A total of 50,000,000 shares of Class A Common Stock were reserved for issuance under the LTIP.  The LTIP provides for the grant of stock options, including incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock-based awards in Class A Common Stock. Prior to the Business Combination, we did not have any equity-based compensation programs. Pursuant to the LTIP, certain grants of stock-based awards have been made to various employees of the Company since February 9, 2018.  During the Successor Period, the Company recognized non-cash stock-based compensation expense of $8.3 million resulting from stock options, restricted stock and RSUs awards granted to our employees, which is included in general and administrative expense in the accompanying consolidated statements of operations.  Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

We recognize compensation expense on a straight-line basis for service-based grants to our employees over the vesting period.  The fair value of restricted stock awards and performance-based restricted stock units is determined based on the estimated fair market value of our Class A Common Stock on the date of grant. As provided in ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company has elected to recognize actual forfeitures as they occur.

Stock options. Options that have been granted under the LTIP expire seven years from the grant date and generally vest in one-third increments each year on the anniversary date following the date of grant, based on continued employment. The exercise price for an option granted under the LTIP may not be below the fair value of the Company’s Class A Common Stock on the grant date.

Information about outstanding stock options is summarized in the table below:

	Successor
	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 9, 2018	—	$—	—
Granted	5,146,872	4.40	—
Exercised	—	—	—
Forfeited or expired	(97,607)	4.52	—
Outstanding as of September 30, 2018	5,049,265	$4.40	6.4	$—
Exercisable as of September 30, 2018	—	$—	—	$—

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

The following summarizes the assumptions used to determine the fair value of those options:
໿

Successor
February 9, 2018 Through September 30, 2018
Expected term (in years)	4.5
Expected stock volatility	64.6%
Dividend yield	—
Risk-free interest rate	2.5%

As of September 30, 2018, there was $17.7 million of unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost on a pro rata basis over a weighted average period of 2.4 years.

Restricted stock.  Restricted stock granted to employees generally vests in one-third increments each year on the anniversary date following the date of grant, based on continued employment. Prior to vesting, no dividends are paid and the shares may not be traded. During the period from February 9, 2018 to September 30, 2018, the Company granted 98,199 fully-vested restricted stock awards to certain of its directors and 2,077,867 restricted stock awards to employees. Shares granted to directors vest immediately upon grant.

The following table provides information about restricted stock awards granted during the Successor Period:
໿

	Successor
	Restricted Stock Awards	Weighted Average Grant Date Fair Value per share
Outstanding as of February 9, 2018	—	$—
Granted	2,176,066	7.67
Vested	(98,199)	8.46
Forfeited or expired	(43,381)	8.74
Outstanding as of September 30, 2018	2,034,486	$7.61

Compensation cost for restricted shares is based upon the grant-date market value of the award, recognized ratably over the applicable vesting period, subject to the employee’s continued service.  Unrecognized compensation cost related to unvested restricted shares at September 30, 2018 was $12.5 million, which the Company expects to recognize over a weighted average remaining period of 2.5 years.

Restricted stock units. The Company also grants performance-based restricted stock units (“PSUs”) to key employees under the LTIP. PSUs granted during the period will vest over three years at 20% during the first year, 30% during the second year and 50% during the third year. The number of PSUs vesting each year will be based on the achievement of annual company-specified performance goals and objectives applicable to each respective year of vesting. Based on achievement of those goals and objectives, the number of PSUs that vest can range from 0% to 200% of the target grant applicable to each vesting period. For accounting purposes, the Company will only recognize PSUs granted when the specified performance thresholds for future periods have been established. For PSUs granted during the period February 9, 2018 to September 30, 2018, only the performance goals and objectives for 2018 have been established to date. Those 2018 performance goals are related to the Company achieving a specified level of EBITDAX for the period ended December 31, 2018.

The following summary provides information about the target number of PSUs granted during the Successor Period:

	Successor
	PSUs	Weighted Average Grant Date Fair Value per unit
Outstanding as of February 9, 2018	—	$—
Granted	829,239	8.63
Vested	—	—
Forfeited or expired	(4,519)	8.48
Outstanding as of September 30, 2018	824,720	$8.63

As of September 30, 2018, there was no material unrecognized compensation cost related to the unvested PSUs.

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

The income tax benefit recorded in the Successor Period is based on applying an estimated annual effective income tax rate to the net loss incurred from February 9, 2018 through September 30, 2018.  During the second quarter of 2018, there were two exchanges of SRII Common units made by the KFM contributors. The tax effects of these transactions were treated as discrete items for purposes of the annual effective income tax rate calculation.  The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the Successor’s expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, the effect of noncontrolling interests, permanent and temporary differences and the likelihood of recovering deferred tax assets in the current year.  The accounting estimates used to compute the income tax benefit may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

Income tax expense (benefit) included in the consolidated statements of operations is detailed below (in thousands):

໿

Successor
February 9, 2018 Through September 30, 2018
Current taxes:
Federal	$(783)
State	—
(783)
Deferred taxes:
Federal	(4,146)
State	(936)
(5,082)
Income tax benefit	$(5,865)

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

As of September 30, 2018, no exchange of SRII Common Units has occurred, which would trigger a payment under the Tax Receivable Agreement, and there has not been an early termination under the Tax Receivable Agreement; therefore, we have not recorded a Tax Receivable Agreement liability at this time.

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

NOTE 19 — RELATED PARTY TRANSACTIONS

On September 29, 2017, Alta Mesa entered into a $1.5 million promissory note receivable with its affiliate Northwest Gas Processing, LLC, a Delaware limited liability company (“NWGP”), which was subsequently transferred to High Mesa Services, LLC (“HMS”), a subsidiary of High Mesa, Inc. (“High Mesa”).  The promissory note bears interest (or paid-in-kind interest from time to time) on the principal balance at a rate of 8% per annum, with interest payable in quarterly installments beginning January 1, 2018, and maturing on February 28, 2019.  At September 30, 2018 and December 31, 2017, amounts due under the promissory note totaled $1.6 million and $1.5 million, respectively.

Alta Mesa also has an $8.5 million long-term note receivable from HMS.  The long-term note receivable, which matures on December 31, 2019, bears interest at 8% per annum, payable quarterly.  As of September 30, 2018, and December 31, 2017, the balance of the note receivable amounted to $11.5 million and $10.8 million, respectively.  The Company believes the promissory note to be fully collectible and accordingly has not recorded a reserve.  For the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), interest income on the note receivable from our affiliate amounted to approximately $0.3 million and $0.2 million, respectively. Interest income on the note receivable from our affiliate amounted to approximately $0.7 million, $0.1 million, and $0.6 million for the Successor Period, the 2018 Predecessor Period, and 2017 Predecessor Period, respectively. Such amounts have been added to the balance of the note receivable.

Effective June 1, 2018, we entered into a Marketing Services Agreement with ARM Energy Management, LLC (“AEM”) pursuant to which AEM markets our oil, natural gas and natural gas liquids and sells them under short-term contracts generally with month-to-month pricing based on published regional indices, with differentials for transportation, location and quality taken into account. AEM remits monthly collections on these sales to us, and receives a marketing fee. In addition, AEM markets our firm transportation on the ONEOK Gas Transportation, L.L.C. system and the Panhandle Eastern Pipeline Company, LP system for an asset management fee. The AM Contributor owns less than 10% of AEM. For the period from June 1, 2018 to September 30, 2018, we paid AEM $0.8 million for our share of the marketing fees.

David Murrell, our Vice President of Land, is the principal of David Murrell & Associates, which provides land consulting services to us. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services are provided at a pre-negotiated hourly rate based on actual time utilized by us. Total expenditures under this arrangement were approximately $49,000 and $46,000 for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Total expenditures under this arrangement were approximately $132,000, $28,000, and $126,000 for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. The contract may be terminated by either party without penalty upon 30 days’ notice.  These amounts are recorded as general and administrative expenses in the consolidated statements of operations.

David McClure, Kingfisher Midstream Vice President of Planning and Water Systems, and the son-in-law of our Chief Executive Officer, Harlan H. Chappelle, received total compensation of approximately $78,100 and $67,300 for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. For the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, David McClure received total compensation of approximately $1,089,000, $938,500, and

$192,300, respectively. These amounts are recorded as general and administrative expenses in the consolidated statements of operations.

David Pepper, Surface Land Manager for Kingfisher, and the cousin of our Vice President of Land, David Murrell, received total compensation of $40,400 and $40,300 for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. For the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, David Pepper received total compensation of approximately $178,100, $153,100, and $113,600 for the Successor Period, the 2018 Predecessor Period, and the 2017 Predecessor Period, respectively. These amounts are recorded as general and administrative expenses in the consolidated statements of operations.

On January 13, 2016, Alta Mesa’s wholly owned subsidiary Oklahoma Energy Acquisitions, LP (“Oklahoma Energy”) entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “Joint Development Agreement”), with BCE-STACK Development LLC (“BCE”), a fund advised by Bayou City, to fund a portion of Alta Mesa’s drilling operations and to allow Alta Mesa to accelerate development of our STACK acreage. The Joint Development Agreement, as amended, establishes a development plan of 60 wells in three tranches, and provides opportunities for the parties to potentially agree to an additional 20 wells.

Pursuant to the terms and provisions of the Joint Development Agreement, BCE committed to fund 100% of Alta Mesa’s working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche, subject to modifications or adjustments proposed and approved by the parties. Alta Mesa is responsible for any drilling and completion costs exceeding approved amounts. In exchange for the payment of drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return.  Following the completion of each joint well, Alta Mesa and BCE will each bear its respective proportionate working interest share of all subsequent costs and expenses related to such joint well.  Mr. William McMullen, our director, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the 2018 Predecessor Period, BCE advanced us approximately $39.5 million to drill wells under the Joint Development Agreement. As of September 30, 2018, 55 joint wells have been drilled or spudded. As of September 30, 2018 (Successor) and December 31, 2017 (Predecessor), $16.9 million and $23.4 million, respectively, of net advances remaining from BCE for their working interest share of the drilling and development costs arising under the Joint Development Agreement were included as “Advances from related party” in our consolidated balance sheets. BCE may request refunds of certain advances from time to time if funded wells previously on the drilling schedule were subsequently removed.
In connection with the Closing, Alta Mesa entered into a management services agreement (the “High Mesa Agreement”) with High Mesa with respect to our non-STACK assets that were distributed to High Mesa’s subsidiary in connection with the business combination. Under the High Mesa Agreement, during the 180-day period following the Closing (the “Initial Term”), we will provide certain administrative, management and operational services necessary to manage the business of High Mesa and its subsidiaries (the “Services”), in each case, subject to and in accordance with an approved budget. Thereafter, the High Mesa Agreement shall automatically renew for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. The automatic renewal of this agreement for an additional 180-day period occurred in the third quarter of 2018.
For a period of 60 days following the expiration of the term, we are obligated to assist High Mesa with the transition of the Services from Alta Mesa to a successor service provider. As compensation for the Services, including during any transition to a successor service provider, High Mesa will pay us each month (i) a management fee of $10,000, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses incurred in connection with any emergency. As of September 30, 2018 (Successor) and December 31, 2017 (Predecessor), approximately $0.9 million and $0.8 million, respectively, were due from High Mesa for reimbursement of expenses which are recorded as “Receivables due from related party” in the consolidated balance sheets.

NOTE 20 — SUBSIDIARY GUARANTORS

All of Alta Mesa’s material wholly owned subsidiaries are guarantors under the terms of its senior notes and the Alta Mesa Credit Facility. The guarantees are full and unconditional (except for customary release provisions) and joint and several.  Those subsidiaries which are not wholly owned by Alta Mesa and are not guarantors of its senior notes or the Alta Mesa Credit Facility, are immaterial subsidiaries.  Kingfisher’s material wholly owned subsidiaries are a guarantor under the terms of the Kingfisher Credit Facility.

Our consolidated financial statements reflect the financial position of these subsidiary guarantors. As the parent company, we have no independent operations, assets, or liabilities. There are restrictions on dividends, distributions, loans or other transfers of funds from the subsidiary guarantors to us.

NOTE 21 — BUSINESS SEGMENT INFORMATION

We disclose the results of our reportable segments in accordance with ASC 280, Segment Reporting.  As a result of the Business Combination, the Company has two reportable segments: (1) Exploration & Production and (2) Midstream.  These segments represent the Company’s two operating units, each offering different products and services.  Each segment is ultimately led by the Company’s President and Chief Executive Officer, who is also the Chief Operating Decision Maker (“CODM”).  The CODM evaluates segment performance using operating income, which is defined as total operating and other revenue less total operating expenses. The Company’s applicable corporate activities have also been allocated to the supported business segments.  During the 2018 Predecessor Period and the 2017 Predecessor Periods, all of the Company’s operations were in one reportable segment, Exploration & Production. Accordingly, no disclosure is provided below for those periods. For additional information regarding the Company’s reportable segments, see Note 2 — Summary of Significant Accounting Policies.

	Successor
	Three Months Ended September 30, 2018
	Exploration & Production	Midstream	Eliminations	Total
	(in thousands)
Product line revenues from third-party customers	$133,092	$30,778	$—	$163,870
Inter-segment revenues	—	31,248	(31,248)	—
Total segment product line revenues	$133,092	$62,026	$(31,248)	163,870
Other revenues				1,011
Total operating revenues				$164,881

Operating income	$28,530	$3,403	$—	$31,933
Other income (expense)	(10,686)	(1,337)	—	(12,023)
Segment net income before tax	$17,844	$2,066	$—	19,910
Corporate expenses				(529)
Income from continuing operations before income taxes				$19,381

Capital expenditures	$169,967	$13,047	$—	$183,014

	Successor
	February 9, 2018 Through September 30, 2018
	Exploration & Production	Midstream	Eliminations	Total
	(in thousands)
Product line revenues from third-party customers	$276,806	$69,236	$—	$346,042
Inter-segment revenues	—	63,680	(63,680)	—
Total segment product line revenues	$276,806	$132,916	$(63,680)	346,042
Other revenues				3,795
Total operating revenues				$349,837

Operating income (loss)	$(14,320)	$156	$—	$(14,164)
Other income (expense)	(24,877)	(3,003)	—	(27,880)
Segment net loss before tax	$(39,197)	$(2,847)	$—	(42,044)
Corporate expenses				(1,955)
Loss from continuing operations before income taxes				$(43,999)

Capital expenditures	$489,009	$34,636	$—	$523,645

The following tables summarize our revenue by product line for the periods presented:

	Successor
	Three Months Ended September 30, 2018
	Exploration & Production	Midstream	Eliminations	Total
	(in thousands)
Product line revenues:
Oil sales	$107,253	$—	$—	$107,253
Natural gas sales	11,959	—	—	11,959
Natural gas liquids sales	13,880	—	—	13,880
Product sales	—	40,951	(18,275)	22,676
Gathering and processing revenue	—	21,075	(12,973)	8,102
Total product line revenues	$133,092	$62,026	$(31,248)	163,870
Other revenues				1,011
Total operating revenues				$164,881
໿

	Successor
	February 9, 2018 Through September 30, 2018
	Exploration & Production	Midstream	Eliminations	Total
	(in thousands)
Product line revenues:
Oil sales	$222,822	$—	$—	$222,822
Natural gas sales	25,149	—	—	25,149
Natural gas liquids sales	28,835	—	—	28,835
Product sales	—	87,763	(37,113)	50,650
Gathering and processing revenue	—	45,153	(26,567)	18,586
Total product line revenues	$276,806	$132,916	$(63,680)	346,042
Other revenues				3,795
Total operating revenues				$349,837

The following table summarizes total assets by segment:
໿
໿

	Successor
	September 30, 2018
	Exploration & Production	Midstream	Eliminations	Total
	(in thousands)
Total segment assets	$2,957,284	$1,447,913	$(14,496)	$4,390,701
Corporate assets				22,358
Total assets				$4,413,059

NOTE 22 — SUBSEQUENT EVENTS

Sale of Produced Water Assets

Effective November 9, 2018, the Company’s Exploration & Production segment sold its produced water assets, consisting of over 200 miles of produced water gathering pipelines, and related facilities and equipment, along with 20 produced water disposal wells, surface leases, easements and other agreements, net of related obligations, to the Company’s Midstream segment for a total purchase price of $90.0 million in cash, subject to normal acquisition adjustments. The purchase price was funded by the Midstream segment through additional borrowings under the Kingfisher Credit Facility. As of September 30, 2018, the net book value of long-lived assets associated with these operations totaled $86.9 million. In conjunction with the sale, Alta Mesa entered into a new fifteen-year water gathering and disposal agreement with Kingfisher Midstream.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. In addition, such analysis should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”).  The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the volatility of oil and natural gas prices, production timing and volumes, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Quarterly Report and in our 2017 Annual Report, particularly in the section titled “Risk Factors,” all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

Alta Mesa Resources, Inc., together with its consolidated subsidiaries (“AMR,” “we,” “us,” “our,” or the “Company”), is an independent energy company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. Our activities are primarily directed at the horizontal development of an oil and liquids-rich resource play in an area of the basin commonly referred to as the Sooner Trend Anadarko Basin Canadian and Kingfisher County (“STACK”).

As of September 30, 2018, we have assembled, through our subsidiary Alta Mesa Holdings, LP (“Alta Mesa”), a highly contiguous position of approximately 134,000 net acres in the up-dip, naturally-fractured oil portion of the STACK primarily in eastern Kingfisher County and Major County, Oklahoma. Our drilling locations primarily target the Osage, Meramec and Oswego formations. We continue to acquire acreage within and adjacent to our acreage footprint with the goal of operating the drilling, completion and production operations in such locations. At present, we are operating nine horizontal drilling rigs in the STACK.

We also operate a midstream services business through Kingfisher Midstream LLC (“Kingfisher”). Kingfisher has natural gas gathering and processing and crude oil gathering and storage assets located in the Anadarko Basin that generate revenue primarily through long-term, fee-based contracts. The Kingfisher assets are integral to our oil and natural gas operations and are strategically positioned to provide similar services to other producers in the area.

Additional information relating to the formation of the Company and the acquisition of Alta Mesa and Kingfisher on February 9, 2018, may be found in Notes 1 and 4 of the Notes to Consolidated Financial Statements. Immediately prior to the closing of the business combination involving Alta Mesa and Kingfisher, Alta Mesa also distributed its non-STACK assets and related liabilities to High Mesa Holdings, LP (the “AM Contributor”), which is more fully described in Note 6 of the Notes to Consolidated Financial Statements, relating to discontinued operations.

As a result of the acquisition of Alta Mesa and Kingfisher, and the consummation of the transactions described in Note 4 of the Notes to Consolidated Financial Statements, the Company’s financial statement presentation reflects Alta Mesa as the “Predecessor” for periods prior to February 9, 2018. The Company, including the consolidated results of Alta Mesa and Kingfisher, is the “Successor” for periods since February 9, 2018.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth rate depend on many factors, particularly the prices of oil, natural gas and natural gas liquids, which are beyond our control.  The success of our business is significantly affected by the price of oil due to our current focus on development of oil reserves and exploration for oil.

Factors affecting oil prices include worldwide economic conditions; geopolitical activities in various regions of the world; worldwide supply and demand conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets. Commodity prices remain unpredictable and it is uncertain whether the increase in market prices experienced in recent months will be sustained.  As a result, we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital expenditures, production volumes or revenues.  If oil, natural gas and NGLs prices were to significantly decrease, such decreases could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, goodwill and intangible assets, our proved reserves and our ability to finance operations, including the amount of the borrowing capacity under the Alta Mesa and Kingfisher senior secured revolving credit facilities.  The following tables set forth the average New York Mercantile Exchange prices for oil and natural gas for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change	%
Average NYMEX daily prices:
Oil (per bbl)	$69.43	$48.20	$21.23	44%
Natural gas (per MMBtu)	$2.87	$2.95	$(0.08)	(3)%

	Nine Months Ended September 30,
	2018	2017	Change	%
Average NYMEX daily prices:
Oil (per bbl)	$66.73	$49.36	$17.37	35%
Natural gas (per MMBtu)	$2.85	$3.05	$(0.20)	(7)%

Our derivative contracts are reported at fair value on our consolidated balance sheets and are sensitive to changes in the price of oil, natural gas and NGLs. Changes in our derivative assets and liabilities are reported in our consolidated statements of operations as “Gain (loss) on derivative contracts”, which include both the non-cash increase or decrease in the fair value of derivative contracts, as well as the effect of cash settlements of derivative contracts during the period. For the three months ended September 30, 2018 (Successor), we recognized a net loss on our derivative contracts of $11.2 million, which includes $13.9 million in cash settlements paid for derivative contracts. We recognized a net loss on our derivative contracts of $63.1 million in the Successor Period, which includes $32.8 million in cash settlements paid for derivative contracts. The objective of our hedging program is to produce, over time, relative revenue stability. However, in the short term, both settlements and fair value changes in our derivative contracts can significantly impact our results of operations, and we expect these gains and losses to continue to reflect the impact of changes in oil and natural gas prices.

Operations Update

Our STACK properties consist largely of contiguous leased acreage in Kingfisher County and Major County, Oklahoma, which is the eastern portion of the Anadarko Basin referred to as the STACK.  This position is characterized by multiple productive zones located at total vertical depths between 4,000 feet and 8,000 feet.  The legacy operations within our acreage are primarily shallow-decline, long-lived oil fields developed on 80-acre vertical well spacing associated with waterfloods in the Oswego, Big Lime and Manning Limestones.  We continue to maintain production in these historical field pay zones.

During the three months ended September 30, 2018, we brought 53 operated horizontal wells on production of which two were funded through our joint development agreement with BCE-STACK Development LLC (“BCE”).  We had 38 operated horizontal wells in progress as of September 30, 2018, of which three were funded through our joint development agreement with BCE.  As of November 1, 2018, 16 of the 38 operated horizontal wells in progress as of September 30, 2018 were on production.

As of September 30, 2018, we had eight drilling rigs concurrently operating in the STACK focused on drilling wells targeting oil production and/or Company-owned saltwater disposal wells.  At the beginning of November 2018, we had nine drilling rigs operating in the STACK.  We plan to continue targeting the Mississippian-age Osage, Meramec, and Manning formations and the Pennsylvanian-age Oswego formation with horizontal drilling.  We will also participate in other horizontal wells as a non-operator, primarily targeting the Oswego Lime, Meramec and Osage formations.

Production from our STACK assets was as follows:

	Successor	Predecessor	Successor	Predecessor
	Three	Three	February 9, 2018	January 1, 2018	Nine
	Months Ended	Months Ended	Through	Through	Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	February 8, 2018	September 30, 2017
Average, net to our interest (MBOE/d)	33.4	20.4	28.5	23.4	20.1

Percentage of oil	50%	50%	50%	54%	50%
Percentage of NGLs	22%	17%	22%	17%	17%
Percentage of oil and NGLs	72%	67%	72%	71%	67%

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

On May 10, 2018, Kingfisher announced a partnership to develop a long-haul crude oil pipeline project, the Cimarron Express Pipeline, from the existing crude oil storage tank located at the Kingfisher Lincoln Terminal to a crude oil terminal site at Cushing, Oklahoma.  Kingfisher will have a 50% equity interest in the pipeline project which will have an initial capacity of 90,000 barrels per day, expandable to over 175,000 barrels per day. Kingfisher has also begun the expansion of its natural gas gathering system into Major County, Oklahoma, with a high-pressure line to connect the existing system in Kingfisher County, Oklahoma to new low-pressure gathering pipelines in southeastern Major County.

During the three months ended September 30, 2018, Kingfisher gathered gas volumes of 116 MMcf/d and connected 49 new wells to the system. Kingfisher also had deemed gathered crude volumes of 8,263 bbl/d.

As described in Note 22, on November 9, 2018, the Company’s Exploration & Production segment sold its produced water assets, consisting of over 200 miles of produced water gathering pipelines, and related facilities and equipment, along with 20 produced water disposal wells, surface leases, easements and other agreements, net of related obligations, to the Company’s Midstream segment for $90.0 million in cash, subject to normal acquisition adjustments. The purchase price was funded by the Midstream segment through additional borrowings under the Kingfisher Credit Facility. In conjunction with the sale, Alta Mesa entered into a new fifteen-year water gathering and disposal agreement with Kingfisher Midstream.

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

For the Three Months Ended September 30, 2018 (Successor) Compared to Three Months Ended September 30, 2017 (Predecessor)

The tables included below set forth financial information for the three months ended September 30, 2018 (Successor) and September 30, 2017 (Predecessor). The amounts below exclude operating results related to discontinued operations and are shown net of inter-segment eliminations.

Exploration & Production Segment Results

Revenues

Our oil, natural gas and NGLs revenues vary as a result of changes in commodity prices and production volumes. The following table summarizes our E&P revenues and production data for the periods presented:໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenues (in thousands, except per unit data)
Oil sales	$107,253	$44,201
Natural gas sales	11,959	9,583
Natural gas liquids sales	13,880	7,548
Total E&P sales revenues	$133,092	$61,332

Net production:
Oil (Mbbls)	1,539	938
Natural gas (MMcf)	5,116	3,729
NGLs (Mbbls)	685	322
Total (MBoe)	3,077	1,881

Average net daily production volume:
Oil (Mbbls/d)	16.7	10.2
Natural gas (MMcf/d)	55.6	40.5
NGLs (Mbbls/d)	7.4	3.5
Total (MBoe/d)	33.4	20.4

Average sales prices:
Oil (per bbl)	$69.67	$47.15
Effect of derivative settlements on average price (per bbl)	(8.88)	0.99
Oil, net of hedging (per bbl)	$60.79	$48.14
Percentage of unhedged realized oil price to NYMEX	100%	98%

Natural gas (per Mcf)	$2.34	$2.57
Effect of derivative settlements on average price (per Mcf)	(0.04)	0.27
Natural gas, net of hedging (per Mcf)	$2.30	$2.84
Percentage of unhedged realized natural gas price to NYMEX	82%	87%

Natural gas liquids (per bbl)	$20.26	$23.44
Effect of derivative settlements on average price (per bbl)	—	(1.24)
Natural gas liquids, net of hedging (per bbl)	$20.26	$22.20
Percentage of unhedged realized oil price to NYMEX	29%	49%

໿
໿
Oil revenues were 81% and 72% of our total E&P sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Oil revenues for the three months ended September 30, 2018 (Successor) increased approximately $63.1 million, or 143%, as compared to the three months ended September 30, 2017 (Predecessor) due to higher average prices and an increase in production. The higher average prices are tied to the overall increase in oil commodity prices as discussed above.  The increase in production for the three months ended September 30, 2018 (Successor) was due to an increase in wells drilled and new wells on production, as compared to the same period in 2017. Oil production was 50% and 50% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively.

Natural gas revenues were 9% and 16% of our total E&P sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Natural gas revenues for the three months ended September 30, 2018 (Successor) increased approximately $2.4 million, or 25%, as compared to September 30, 2017 (Predecessor) due to an increase in production, partially offset by lower average prices. Natural gas production was 28% and 33% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. The lower average prices are tied to the overall decrease in natural gas commodity prices as discussed above.

Natural gas liquids revenues were 10% and 12% of our total E&P sales revenues for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. Natural gas liquids revenues for the three months ended September 30, 2018 (Successor) increased approximately $6.3 million, or 84%, as compared to September 30, 2017 (Predecessor) due to an increase in production, partially offset by lower prices.  Natural gas liquids production was 22% and 17% of total BOE production volume for the three months ended September 30, 2018 (Successor) and 2017 (Predecessor), respectively. The increase in production volume was primarily due to (i) increased BOE production of oil and natural gas and (ii) an amended contract, commencing in the second quarter of 2018, which allows for a greater recovery of ethane.

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
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Gain (loss) on derivative contracts (in thousands):
Oil	$(13,663)	$925
Natural gas	(204)	994
Natural gas liquids	—	(398)
Total cash settlements	(13,867)	1,521
Valuation changes	2,655	(11,989)
Total gain (loss) on derivative contracts	$(11,212)	$(10,468)

Operating Expenses

The following table summarizes selected operating expenses for the periods indicated:
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Operating expenses (in thousands, except per BOE data):
Lease operating expense	$16,351	$10,407
Marketing and transportation expense (1)	2,847	8,314
Production taxes	6,311	1,262
Workover expense	1,065	1,441
Depreciation, depletion and amortization expense	45,623	24,159

Production cost per BOE:
Lease operating expense	$5.31	$5.53
Marketing and transportation expense	0.93	4.42
Production taxes	2.05	0.67
Workover expense	0.35	0.77
Depreciation, depletion and amortization expense	14.83	12.84

(1) Total marketing and transportation expense before inter-segment eliminations was $15,820 thousand for the three months ended September 30, 2018 (Successor).

Lease operating expense primarily consists of costs related to compression, chemicals, fuel, power and water and associated labor. Lease operating expense for the three months ended September 30, 2018 (Successor) increased approximately $5.9 million, or 57%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to increased costs associated with salt water disposal and additional wells drilled. The decrease in cost per BOE was primarily due to increased NGL production resulting from higher plant recovery rates and from an amended contract which allows for a greater recovery of ethane, commencing in the second quarter 2018.

Marketing and transportation expense in the Predecessor Period largely represents throughput for our properties in the STACK at the Kingfisher processing facility. Marketing and transportation expense for the three months ended September 30, 2018 (Successor) decreased approximately $5.5 million, or 66%, as compared to September 30, 2017 (Predecessor) primarily due to inter-segment elimination with our midstream segment.

Production taxes for the three months ended September 30, 2018 (Successor) increased approximately $5.0 million, or 400%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to an increase in oil and natural gas liquids revenue and an increase in the severance tax rate effective in the third quarter of 2018.

Workover expenses associated with maintenance and remedial efforts to increase production decreased approximately $0.4 million during the three months ended September 30, 2018 (Successor), as compared to the three months ended September 30, 2017 (Predecessor), primarily due to the timing and extent of related projects during each period.

Depreciation, depletion and amortization expense was higher on a per BOE basis for the three months ended September 30, 2018 (Successor) as compared to the three months ended September 30, 2017 (Predecessor), primarily due to an increase in capital spending and in production in relation to current reserves.
໿

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Exploration expense (in thousands):
Geological and geophysical costs	$947	$1,203
Exploration expense	149	2,445
Loss on ARO settlement	(67)	1
Total exploration expense	$1,029	$3,649

Exploration expense consists primarily of geological and geophysical personnel and data costs, lease rental expenses, expired leases, dry hole costs and settlements of asset retirement obligations (“ARO”) in excess of recorded estimates. Total exploration expense decreased $2.6 million, primarily due to a decrease in expired leaseholds of $2.3 million that were recognized in the Predecessor period.

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
General and administrative expenses (in thousands):
Equity-based compensation expense	$325	$—
General and administrative expenses	7,593	17,445
Total general and administrative expenses	$7,918	$17,445

General and administrative expense (“G&A”). For the three months ended September 30, 2018 (Successor), G&A decreased approximately $9.5 million, or 55%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to (i) lower legal costs associated with a 2017 legal settlement of $4.7 million, (ii) lower costs related to non-recurring consulting fees attributable to the Contribution Agreement with SRII Opco of approximately $2.5 million incurred during the third quarter of 2017 and (iii) a reduction in employee incentive compensation expense during the three months ended September 30, 2018 as compared to the Predecessor Period.

Other Income (Expense)

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Interest expense (in thousands):
Alta Mesa senior secured revolving credit facility	$528	$3,139
Senior unsecured notes	8,613	10,187
Other	1,867	219
Total interest expense	$11,008	$13,545

Interest expense.  For the three months ended September 30, 2018 (Successor), interest expense decreased $2.5 million, or 19%, as compared to the three months ended September 30, 2017 (Predecessor), primarily due to (i) lower interest on Alta Mesa’s senior secured revolving credit facility of $2.6 million, resulting from the repayment of the predecessor Alta Mesa senior secured revolving credit facility in connection with the Business Combination, and (ii) bond premium amortization of $1.2 million. These decreases were partially offset by the increase in other interest expense of $1.2 million related our joint development agreement with BCE.

Midstream Segment Results

Revenues

Our midstream revenues are primarily derived from natural gas gathering and processing, and crude oil gathering and transportation.

The following table summarizes our midstream revenues, net of inter-segment eliminations (in thousands):
໿

Successor
Three Months Ended September 30, 2018
Product sales	$40,951
Gathering and processing revenue	21,075
Total segment revenues	62,026
Inter-segment eliminations	(31,248)
Total Midstream revenues, net of inter-segment eliminations	$30,778

Kingfisher system gas volumes (MMcf)	10,710
Kingfisher crude oil volumes (Mbbls)	760

Product sales were recognized from the sale of processed residue gas, condensate and natural gas liquids. We process the natural gas on behalf of the producer and sell the resulting gas, condensate and NGLs at a market price.  We remit to the producer an agreed-upon price from the resulting sales, which is treated as product expense. The product sales are recognized when sold to the third-party purchaser. The Company acquired Kingfisher (our Midstream business) on February 9, 2018 pursuant to the Business Combination.

Gathering and processing revenues were driven by natural gas volumes gathered and processed and crude oil volumes gathered under commercial agreements and the fees assessed for such services.  Certain contracts provide for fee revenue, which may be charged to a producer customer even if the underlying production volumes are not flowing to Kingfisher. The throughput of natural gas gathered and processed and crude oil gathered is derived from the level of drilling and well completion activity of the producer customers.

Expenses

The following table summarizes our midstream expenses, net of inter-segment eliminations (in thousands):

Successor
Three Months Ended September 30, 2018
Plant operating expense	$4,507
Product expense (1)	22,830
Gathering and processing expense	2,334
Depreciation and amortization	7,254
Interest expense	1,340

(1) Total product expense before inter-segment eliminations was $41,105 thousand.

Plant operating expense represents expenses incurred to operate the natural gas gathering and processing facilities and the crude oil gathering and storage facilities, which primarily includes company labor and plant maintenance.

Product expense represents payments to producers for their agreed-upon percent of proceeds from the sale of processed natural gas, condensate and NGLs.

Gathering and processing expense includes compression, gathering, processing and deficiency fees for third-party offtakes, along with fees for unutilized firm transport capacity.

Depreciation and amortization expense includes depreciation on the midstream facilities and gathering system and amortization of customer contracts and relationships, all recorded at fair value as part of the Business Combination.

Successor
Three Months Ended September 30, 2018
General and administrative expenses (in thousands):
Equity-based compensation expense	$277
General and administrative expenses	3,146
Total general and administrative expenses	$3,423

General and administrative expense primarily includes charges for equity-based compensation awards, labor-related costs and insurance.

For the Periods from February 9, 2018 Through September 30, 2018 (Successor) and January 1, 2018 Through February 8, 2018 (Predecessor) Compared to the Nine Months Ended September 30, 2017 (Predecessor)

The tables included below set forth financial information for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, which are distinct reporting periods as a result of the Business Combination.  The amounts below exclude operating results related to discontinued operations and are shown net of inter-segment eliminations.

Exploration & Production Segment Results

Revenues

Our oil, natural gas and NGLs revenues vary as a result of changes in commodity prices and production volumes.  The following table summarizes our E&P revenues and production data for the periods presented:
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Revenues (in thousands, except per unit data)
Oil sales	$222,822	$30,972	$133,489
Natural gas sales	25,149	4,276	29,816
Natural gas liquids sales	28,835	4,000	21,201
Total E&P sales revenues	$276,806	$39,248	$184,506

Net production:
Oil (Mbbls)	3,313	494	2,783
Natural gas (MMcf)	11,308	1,609	10,732
NGLs (Mbbls)	1,462	151	911
Total (MBoe)	6,660	914	5,483

Average net daily production volume:
Oil (Mbbls/d)	14.2	12.7	10.2
Natural gas (MMcf/d)	48.3	41.2	39.3
NGLs (Mbbls/d)	6.2	3.9	3.3
Total (MBoe/d)	28.5	23.4	20.1

Average sales prices:
Oil (per bbl)	$67.26	$62.68	$47.97
Effect of derivative settlements on average price (per bbl)	(10.02)	(6.44)	0.30
Oil, net of hedging (per bbl)	$57.24	$56.24	$48.27
Percentage of unhedged realized oil price to NYMEX	100%	99%	97%

Natural gas (per Mcf)	$2.22	$2.66	$2.78
Effect of derivative settlements on average price (per Mcf)	0.03	0.94	0.16
Natural gas, net of hedging (per Mcf)	$2.25	$3.60	$2.94
Percentage of unhedged realized natural gas price to NYMEX	79%	87%	91%

Natural gas liquids (per bbl)	$19.72	$26.41	$23.27
Effect of derivative settlements on average price (per bbl)	—	—	(0.87)
Natural gas liquids, net of hedging (per bbl)	$19.72	$26.41	$22.40
Percentage of unhedged realized oil price to NYMEX	29%	42%	47%

໿
໿
Oil revenues were 81%, 79% and 72% of our total E&P net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Oil revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to higher average prices and an increase in production in 2018. The higher average prices are tied to the overall increase in oil commodity prices as discussed above.  The increase in production in 2018 was due to an increase in wells drilled and new wells on production. Oil production was approximately 50%, 54% and 50% of total BOE production volume in the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas revenues were 9%, 11% and 16% of our total E&P net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas revenues for the Successor Period and the 2018 Predecessor Period decreased slightly compared to the 2017 Predecessor Period due to lower average prices, partially offset by an increase in production in 2018. The lower average prices are tied to the overall decrease in natural gas commodity prices as discussed above. Natural gas production was approximately 28%, 29% and 33% of total BOE production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively.

Natural gas liquid revenues were 10%, 10% and 12% of our total E&P net sales revenues for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Natural gas liquid revenues for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to an increase in production during the period, partially offset by lower average prices.  Natural gas liquids production was approximately 22%, 17% and 17% of total BOE production volume for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The increase in production volume was primarily due to (i) increased BOE production of oil and natural gas and (ii) an amended contract, commencing in the second quarter of 2018, which allows for a greater recovery of ethane.

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

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Gain (loss) on derivative contracts (in thousands):
Oil	$(33,190)	$(3,184)	$846
Natural gas	354	1,523	1,719
Natural gas liquids	—	—	(790)
Total cash settlements	(32,836)	(1,661)	1,775
Valuation changes	(30,241)	8,959	36,249
Total gain (loss) on derivative contracts	$(63,077)	$7,298	$38,024

໿

Operating Expenses

The following table summarizes selected operating expenses for the periods indicated:
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Operating expenses (in thousands, except per BOE data):
Lease operating expense	$37,347	$4,485	$32,897
Marketing and transportation expense (1)	6,041	3,725	20,486
Production taxes	10,332	953	3,712
Workover expense	2,643	423	3,131
Depreciation, depletion and amortization expense	83,068	11,784	63,247

Production cost per BOE:
Lease operating expense	$5.61	$4.91	$6.00
Marketing and transportation expense	0.91	4.08	3.74
Production taxes	1.55	1.04	0.68
Workover expense	0.40	0.46	0.57
Depreciation, depletion and amortization expense	12.47	12.89	11.54
(1) Total marketing and transportation expense before inter-segment eliminations was $32,608 thousand in the Successor Period.

Lease operating expense primarily consists of costs related to compression, chemicals, fuel, power and water and associated labor. Lease operating expense for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period due to increased costs associated with salt water disposal and additional wells drilled. The lease operating expense cost per BOE for the Successor Period and 2018 Predecessor Period was lower as compared to the 2017 Predecessor Period primarily due to increased NGL production resulting from higher BOE production of oil and natural gas and from an amended contract which allows for a greater recovery of ethane, commencing in the second quarter of 2018.

Marketing and transportation expense in the Predecessor Periods largely represents throughput for our properties in the STACK at the Kingfisher processing facility. Marketing and transportation expense in the Successor Period was lower due to inter-segment elimination with our midstream segment.

Production taxes for the Successor Period and 2018 Predecessor Period are higher as compared to the 2017 Predecessor Period primarily due to the increase in oil and natural gas liquids revenue and an increase in the severance tax rate effective in the third quarter of 2018.

Workover expenses associated with maintenance and remedial efforts to increase production decreased slightly for the Successor Period and 2018 Predecessor Period, as compared to the 2017 Predecessor Period primarily due to the timing and extent of related projects during each period.

Depreciation, depletion and amortization expense was higher on a per BOE basis for the Successor Period as compared to the 2018 Predecessor Period and the 2017 Predecessor Period, primarily due to an increase in capital spending and in production in relation to current reserves.
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Exploration expense (in thousands):
Geological and geophysical costs	$2,537	$2,440	$4,783
Exploratory dry hole costs	—	(45)	—
Exploration expense	10,931	1,179	7,068
Loss on ARO settlements	599	59	37
Total exploration expense	$14,067	$3,633	$11,888

Exploration expense consists primarily of geological and geophysical personnel and data costs, lease rental expenses, expired leases, dry hole costs and settlements of asset retirement obligations in excess of recorded estimates. Total exploration expense for the Successor Period and the 2018 Predecessor Period increased compared to the 2017 Predecessor Period, primarily due to an increase in expired leaseholds of $5.2 million.
໿

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
General and administrative expense (in thousands):
Equity-based compensation expense	$6,714	$—	$—
General and administrative expenses	50,474	24,352	35,474
Total general and administrative expenses	$57,188	$24,352	$35,474

General and administrative expense includes non-cash charges for equity-based compensation awards in the Successor Period.  See Note 17 — Equity-Based Compensation (Successor) for further detail on equity-based compensation awards granted during the Successor Period. No such awards were made during the Predecessor Periods. G&A expenses for the Successor Period and the 2018 Predecessor Period included $25.7 million and $17.0 million, respectively, of transaction expenses primarily attributable to the consummation of the Business Combination.

Other Income (Expense)

	Successor	Predecessor
	February 9, 2018 Through September 30, 2018	January 1, 2018 Through February 8, 2018	Nine Months Ended September 30, 2017
Interest expense (in thousands):
Alta Mesa senior secured revolving credit facility	$608	$867	$6,880
Senior unsecured notes	22,148	3,399	30,534
Other	3,809	1,245	751
Total interest expense	$26,565	$5,511	$38,165

Interest expense.  Interest expense in the Successor Period includes amortization of our deferred financing cost related to Alta Mesa’s senior secured revolving credit facility, interest on Alta Mesa’s senior unsecured notes, net of bond premium amortization of $3.3 million, and other interest, such as commitment fees and interest expense related our joint development agreement with BCE. The amounts outstanding under the Alta Mesa senior secured revolving credit facility during the Predecessor Periods were repaid in full at the time of the Business Combination.

Midstream Segment Results

Revenues

Our midstream revenues are primarily derived from natural gas gathering and processing, and crude oil gathering and transportation.

The following table summarizes our midstream revenues, net of inter-segment eliminations (in thousands):
໿

Successor
February 9, 2018 Through September 30, 2018
Product sales	$87,763
Gathering and processing revenue	45,153
Total segment revenues	132,916
Inter-segment eliminations	(63,680)
Total Midstream revenues, net of inter-segment eliminations	$69,236

Kingfisher gas volumes (MMcf)	23,654
Kingfisher crude oil gas volumes (Mbbls)	1,193

Product sales were recognized from the sale of processed residue gas, condensate and NGLs. We process the natural gas on behalf of the producer and sell the resulting gas, condensate and NGLs at a market price.  We remit to the producer an agreed-upon price from the resulting sales, which is treated as product expense. The product sales are recognized when sold to the third-party purchaser. The Company acquired Kingfisher (our Midstream business) on February 9, 2018 pursuant to the Business Combination.

Gathering and processing revenues were driven by natural gas volumes gathered and processed and crude oil volumes gathered under its commercial agreements and the fees assessed for such services.  Certain contracts provide for fee revenue, which may be charged to a producer customer even if the underlying production volumes are not flowing to Kingfisher. The throughput of natural gas gathered and processed and crude oil gathered is derived from level of drilling and well completion activity of the producer customers.

Expenses

The following table summarizes our midstream operating expense, net of inter-segment eliminations (in thousands):

Successor
February 9, 2018 Through September 30, 2018
Plant operating expense	$8,407
Product expense (1)	50,433
Gathering and processing expense	7,912
Depreciation and amortization	19,159
Interest expense	3,006

(1) Total product expense before inter-segment eliminations was $87,546 thousand.

Plant operating expense represents expenses incurred to operate the natural gas gathering and processing facilities and the crude oil gathering and storage facilities, which primarily includes company labor and plant maintenance.

Product expense represents payments to producers for their agreed-upon percent of proceeds from the sale of processed natural gas, condensate and NGLs.

Gathering and processing expense includes compression, gathering, processing and deficiency fees for third-party offtakes, along with fees for unutilized firm transport capacity.

Depreciation and amortization expense includes depreciation on the midstream facilities and gathering system and amortization of customer contracts and relationships, all recorded at fair value as part of the Business Combination.

Successor
February 9, 2018 Through September 30, 2018
General and administrative expenses (in thousands):
Equity-based compensation expense	$784
General and administrative expenses	8,952
Total general and administrative expenses	$9,736

General and administrative expense primarily includes charges for equity-based compensation awards, labor-related costs and insurance.

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations, exploration and development activities, and to satisfy our contractual obligations, primarily for the payment of interest on our debt and any amounts owed during the period related to our hedging positions.  Our main sources of liquidity and capital resources come from cash flows generated from operations and borrowings under the Alta Mesa Credit Facility and the Kingfisher Credit Facility.

Our future drilling plans, plans of our drilling operators and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, actions of our operators, gathering system and pipeline transportation constraints and regulatory approvals. A deferral of planned capital expenditures, particularly with respect to drilling and completing new wells, could result in a reduction in anticipated production, revenues and cash flows. Additionally, if we curtail our drilling program, we may lose a portion of our acreage through lease expirations. However, since a large percentage of our acreage is held for production, we have the ability to materially increase or decrease our drilling and recompletion budget in response to market conditions with decreased risk of losing significant acreage.  In addition, we may be required to reclassify some portion of our reserves currently booked as proved undeveloped reserves to no longer be considered proved reserves if such a deferral of planned capital expenditures means we will be unable to develop such reserves within five years of their initial booking.

We strive to maintain financial flexibility and may access the debt or equity capital markets as necessary to facilitate drilling on our large undeveloped acreage position and permit us to selectively expand our acreage position. In the event our cash flows are materially less than anticipated and other sources of capital we historically have utilized are not available on acceptable terms, we may curtail our capital spending.

We expect to fund our capital budget for the remainder of 2018 predominantly with cash flows from operations, borrowings under the Alta Mesa Credit Facility and the Kingfisher Credit Facility and drilling and completion capital funded through our joint development agreement with BCE.  As we execute our business strategy, we will continually monitor the capital resources available to meet future financial obligations and planned capital expenditures.  We believe our cash flows provided by operating activities, cash on hand and availability under the Alta Mesa Credit Facility and the Kingfisher Credit Facility will provide us with the financial flexibility and wherewithal to meet our cash requirements, including normal operating needs, and to pursue our currently planned and future development activities.  However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties and acquire additional properties.  We cannot assure you that operations and other needed capital will be available on acceptable terms, or at all.

Alta Mesa Senior Secured Revolving Credit Facility

In connection with the consummation of the Business Combination, all indebtedness at that time under the Alta Mesa senior secured revolving credit facility was repaid in full. On February 9, 2018, Alta Mesa entered into the Eighth Amended and Restated Senior Secured Revolving Credit Facility with Wells Fargo Bank, National Association, as the administrative agent (the “Alta Mesa Credit Facility”). The Alta Mesa Credit Facility, which will mature on February 9, 2023, is for an aggregate of $1.0 billion with a current borrowing base of $400.0 million.  The Alta Mesa Credit Facility does not permit Alta Mesa to borrow funds if at the time of such borrowing it is not in compliance with the financial covenants set forth in the Alta Mesa Credit Facility. As of September 30, 2018, Alta Mesa had $80.0 million of borrowings under the Alta Mesa Credit Facility and had $21.9 million of outstanding letters of credit, leaving a total borrowing capacity of $298.1 million available for future use.

On November 13, 2018, the remaining amount available under the Alta Mesa Credit Facility totaled $270.1 million reflecting borrowings for capital spending and working capital needs, net of proceeds received from the sale of the produced water assets from the Exploration & Production segment to the Midstream segment as described further in Note 22 of the Notes to Consolidated Financial Statements.

As of September 30, 2018, Alta Mesa was in compliance with the financial ratios specified in the Alta Mesa Credit Facility.

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
As of September 30, 2018, there were $66.0 million of borrowings outstanding under the Kingfisher Credit Facility and no outstanding letters of credit, leaving a total borrowing capacity of $234.0 million remaining available for future use. In

November 2018, $90.0 million of additional borrowings were made under the Kingfisher Credit Facility to fund the acquisition of the produced water assets described further in Note 22 of the Notes to Consolidated Financial Statements.
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
Kingfisher was also in compliance with the financial ratios specified in the Kingfisher Credit Facility at September 30, 2018.
Senior Unsecured Notes
Alta Mesa has $500.0 million in aggregate principal amount of 7.875% senior unsecured notes (the “senior notes”), which were issued at par by Alta Mesa and its wholly owned subsidiary Alta Mesa Finance Services Corp. during the fourth quarter of 2016.  The senior notes were issued in a private placement but were exchanged for substantially identical registered senior notes in November 2017.

The senior notes will mature on December 15, 2024, and interest is payable semi-annually on June 15 and December 15 of each year. As described further in Note 12 of the Notes to Consolidated Financial Statements, Alta Mesa may, from time to time, redeem certain amounts of the outstanding senior notes at specified amounts in relation to the principal balance of the notes redeemed.

As of September 30, 2018, Alta Mesa was in compliance with the indentures governing the senior notes.

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

As of September 30, 2018, no exchange of SRII Common Units has occurred, which would trigger a payment under the Tax Receivable Agreement, and there has not been an early termination under the Tax Receivable Agreement; therefore, we have not recorded a Tax Receivable Agreement liability at this time.

Cash flow provided by operating activities

Cash provided by operating activities was $2.5 million, $26.5 million and $56.3 million for the Successor Period, the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Cash-based items of net income (loss) including revenues (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense were approximately $105.2 million, $(2.4) million, and $65.8 million for the Successor Period, 2018 Predecessor Period and the 2017 Predecessor Period, respectively. Changes in working capital and other assets and liabilities resulted in a decrease in cash of $102.7 million and $9.5 million for the Successor Period and the 2017 Predecessor Period, respectively.  Changes in working capital and other assets and liabilities during the 2018 Predecessor Period resulted in an increase in cash of approximately $28.9 million.

Cash flow used in investing activities

Investing activities used cash of approximately $282.0 million in the Successor Period.  Proceeds withdrawn from the Trust account provided cash of approximately $1,042.7 million, offset by net cash used of approximately $791.8 million attributable to the Business Combination. During the Successor Period, approximately $523.6 million of cash was used to fund capital expenditures for property, plant and equipment and approximately $9.3 million was related to our investment in the Cimarron Express pipeline.  Cash used for capital expenditures for property and equipment totaled approximately $38.1 million during the 2018 Predecessor Period. During the 2017 Predecessor Period, cash used for capital expenditures for property and equipment totaled approximately $244.3 million and acquisitions totaled $55.2 million. Additionally, during the 2017 Predecessor Period, we entered into an interest bearing promissory note receivable with our affiliate Northwest Gas Processing, LLC for approximately $1.5 million.

Cash flow provided by financing activities

Cash provided by financing activities was $312.2 million in the Successor Period.  Proceeds received from the issuance of Class A common stock and warrants pursuant to a forward purchase agreement were approximately $400.0 million and proceeds from the issuance of long-term debt totaled $162.5 million. This was offset by net cash used of approximately $235.5 million for repayment of borrowings under the Alta Mesa and Kingfisher credit facilities, payments of deferred underwriting compensation, additional deferred financing costs, and repayment of a sponsor note.  The Successor Period also included cash used for the repurchase and retirement of Class A common shares totaling approximately $14.8 million, pursuant to a $50.0 million Board authorized stock repurchase program. Cash provided by financing activities totaled $16.9 million and $242.1 million for the 2018 Predecessor Period and the 2017 Predecessor Period, respectively. The 2018 Predecessor Period included proceeds from the issuance of long-term debt totaling $60.0 million, offset by repayments of long-term debt totaling $43.0 million. The 2017 Predecessor Period included proceeds from the issuance of long-term debt totaling $286.1 million and capital contributions totaling $207.9 million, partially offset by repayments of long-term debt totaling $251.6 million.

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

The fair value of our commodity derivative contracts at September 30, 2018 was a net liability of $41.5 million. A 10% increase or decrease in oil, natural gas and natural gas liquids prices with all other factors held constant would result in a decrease or increase, respectively, in the estimated fair value (generally correlated to our estimated future net cash flows from such instruments) of our commodity derivative contracts of approximately $27.6 million (decrease in value) or $31.2 million (increase in value), respectively, as of September 30, 2018.

We are subject to interest rate risk on our variable interest rate borrowings. Although in the past we have used interest rate swaps to mitigate the effect of fluctuating interest rates on interest expense, we currently have no open interest rate derivative contracts.  A 1% increase in interest rates would increase interest expense on Kingfisher’s senior secured credit facility by $0.7 million and would increase interest expense on the Alta Mesa credit facility by $0.8 million, based on the balances outstanding at September 30, 2018.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As discussed in this quarterly report, on February 9, 2018, we completed the acquisition of Alta Mesa and Kingfisher. We are currently integrating these acquisitions into our control environment. In executing this integration, we are analyzing, evaluating and, where appropriate, making changes in controls and procedures in a manner commensurate with the size, complexity and scale of operations subsequent to the acquisitions. We expect to complete the Kingfisher integration in fiscal year 2019 and consequently expect to exclude Kingfisher from our assessment of internal control over financial reporting as of December 31, 2018. The evaluation of internal controls over financial reporting for the Company has required and will continue to require significant time and resources from management and other personnel.

Kingfisher accounted for 33% of our consolidated total assets at September 30, 2018 and 19% and 20% of our consolidated revenues for the three months ended September 30, 2018 and the Successor Period, respectively.

Other than the changes described above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 14 —  Commitments and Contingencies to our consolidated financial statements, which is incorporated in this item by reference.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2017 Annual Report. There have been no material changes with respect to the risk factors disclosed in the 2017 Annual Report during the quarter ended September 30, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) - Purchases of equity securities by the issuer and affiliated purchasers

On August 10, 2018, the Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding Class A common stock, exclusive of any fees, commissions or other expenses related to such repurchases. Repurchases may be made at the Company’s discretion in accordance with applicable securities laws from time to time in open market or private transactions. All shares repurchased will be retired. The authorization has no expiration date.
The following table presents information about repurchases and retirements of our common stock for the quarter ended September 30, 2018:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of a publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the plan (3)
8/21/2018 - 8/31/2018	2,030,860	$4.72	2,030,860	$40,426,090
9/1/2018 - 9/30/2018	1,070,650	$4.82	1,070,650	$35,281,244
Total	3,101,510	$4.76	3,101,510	$35,281,244

(1)	On August 14, 2018, the Company announced a share repurchase program to purchase up to $50.0 million in shares of Class A common stock. The program does not have an expiration date.

(2)	Includes commissions paid on stock purchases.

(3)	During the third quarter of 2018, the Company purchased 3,101,510 shares of Class A common stock under the share repurchase program approved by the Board.

ITEM 5. Other Information

On November 13, 2018, Michael A. McCabe, Vice President, Chief Financial Officer and Assistant Secretary, announced his plans to retire following more than 12 years of service. Mr. McCabe will remain with the Company to help ensure an orderly transition until the earlier of March 31, 2019 or a date to be determined by the Company. In connection with his departure, the Company has entered into a Separation Agreement with Mr. McCabe pursuant to which he is entitled to (i) vesting acceleration for his outstanding awards under the Company’s 2018 Long-Term Incentive Plan, (ii) 150% of his base salary in effect on the separation date, (iii) 150% of the greater of (x) his target bonus or (y) the amount of bonus paid for the year immediately preceding the year containing the separation date, and (iv) a lump sum payment of approximately $117,000, in each case in exchange for certain waivers and releases for the Company’s benefit. Mr. McCabe will also receive certain other benefits, such as continued coverage pursuant to the consolidated omnibus budget reconciliation Act of 1985, as set forth in the separation agreement. These payments will be paid to Mr. McCabe upon his departure.

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

10.1*
Master Assignment, Increase Agreement and Amendment No. 1 to Credit Agreement dated as of May 14, 2018 to the Eighth Amended and Restated Credit Agreement dated as of February 9, 2018, among Alta Mesa Holdings, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing Lender, the Lenders listed therein and Barclays Bank PLC.

10.2*
Amendment No. 2 to Credit Agreement dated as of August 13, 2018 to the Eighth Amended and Restated Credit Agreement dated as of February 9, 2018, among Alta Mesa Holdings, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent for the Lenders and as issuing lender and the Lender listed therein.

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

ALTA MESA RESOURCES, INC.
(Registrant)

November 14, 2018

	By:	/s/ Harlan H. Chappelle
Harlan H. Chappelle
Chief Executive Officer
November 14, 2018
	By:	/s/ Michael A. McCabe
Michael A. McCabe
Chief Financial Officer