Form 10-Q
period 2019-03-31
Alta Mesa Resources, Inc. /DE
filed 2019-09-20
CIK 1690769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to___
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

As of August 31, 2019, there were 182,755,573 shares of Class A Common Stock and 199,987,976 shares of Class C Common Stock, par value $0.0001 per share outstanding. The shares of Class A Common Stock shown as outstanding do not include 554,294 nonvested restricted stock awards outstanding as of August 31, 2019.

Glossary of Terms

The definitions and abbreviations set forth below apply to the indicated terms throughout this filing.

Company Specific Terms -
2018 10-K -	Alta Mesa Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.
2018 Quarter -	The combined Predecessor Period (January 1, 2018 to February 8, 2018) and the successor period from February 9, 2018 to March 31, 2018.
2019 Quarter -	The period from January 1, 2019 to March 31, 2019.
2024 Notes -	$500 million aggregate principal amount of 7.875% senior unsecured notes maturing December 2024.
Alta Mesa -	Alta Mesa Holdings, LP. This entity conducts our Upstream activities.
Alta Mesa GP -	Alta Mesa Holdings GP, LLC, a majority owned subsidiary of SRII Opco, LP.
Alta Mesa RBL -	Alta Mesa Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, as amended. This credit agreement is a reserve based loan or RBL.
Alta Mesa Services -	A wholly owned subsidiary of Alta Mesa Holdings, LP.
AMH Debtors -	Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, OEM GP, LLC, Alta Mesa Finance Services Corp, Alta Mesa Services, LP and Oklahoma Energy Acquisitions, LP.
ARM -	ARM Energy Management, LLC, a company that markets our oil and gas production and provides services relating to our derivatives.
Bankruptcy Code -	Chapter 11 of the United States Bankruptcy Code.
Bankruptcy Court -	United States Bankruptcy Court for the Southern District of Texas.
BCE -	BCE-STACK Development LLC, a fund advised by Bayou City Management, LLC.
Business Combination	The acquisition by Alta Mesa Resources, Inc. of controlling interests in Alta Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, and KFM Midstream, LLC.
Debtors -	Alta Mesa Resources, Inc., Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, OEM GP, LLC, Alta Mesa Finance Services Corp, Alta Mesa Services, LP and Oklahoma Energy Acquisitions, LP.
High Mesa -	High Mesa Holdings, LP, a partnership formed in connection with executing the Business Combination.
HMI -	High Mesa, Inc., the predecessor owner of Alta Mesa Holdings, LP.
KFM -	Kingfisher Midstream, LLC. This entity conducts our Midstream activities.
KFM Credit Facility -	Kingfisher Midstream, LLC amended and restated senior secured revolving credit facility with Wells Fargo Bank, National Association, as the administrative agent.
Midstream -	Reportable business segment representing our midstream activities.
Predecessor Period -	The period from January 1, 2018 through February 8, 2018.
SRII Opco -	SRII Opco, LP is a subsidiary of Alta Mesa Resources, Inc. and direct owner of Alta Mesa Holdings, LP and Kingfisher Midstream, LLC.
Successor Period -	The period from February 9, 2018 through March 31, 2018, and all periods thereafter.
Upstream -	Reportable business segment representing our exploration and production activities.
Oil, Gas and Other Terms -
Basin -	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
bbl -	One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to describe volumes of crude oil, condensate or natural gas liquids.
bbld -	Barrels per day.
Bcf -	One billion cubic feet of natural gas.

i

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

Boed -	One Boe per day.
Btu or British Thermal Unit -	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion -	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil.
Condensate -	A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.
Cryogenic -	The process of using extreme cold to separate NGLs from the natural gas stream.
DD&A -	Depreciation, depletion and amortization.
Development costs -	Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas.
Development project -
A development project is the means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

Differential -
An adjustment to the market reference price of oil, natural gas or natural gas liquids from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.

Dry hole -	A well found to be incapable of producing hydrocarbons in commercial quantities.
Dth -	A dekatherm is a unit of energy used primarily to measure natural gas and is equal to 1,000,000 Btu.
Dthd -	1,000,000 Btu per day.
EBITDA -	Earnings before interest, taxes, depreciation, depletion and amortization.
EBITDAX -	Earnings before interest, taxes, depreciation, depletion, amortization and exploration expenses.
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

Mbbl -	One thousand barrels of crude oil, condensate, natural gas liquids, or produced water.
Mbbld -	One thousand barrels per day.
MBoe -	One thousand Boe.
MBoed -	One thousand Boe per day.
Mcf -	One thousand cubic feet of natural gas.
Mcfd -	One thousand cubic feet per day.
Mcfe -	One thousand cubic feet equivalent determined using the ratio of one barrel of oil, condensate or natural gas liquids to six Mcf of natural gas.
Mcfed -	Mcfe per day.
MMBoe -	One million boe.
MMBtud -	One million British thermal units per day.
MMcf -	One million cubic feet of natural gas.
MMcfe -	Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MMcfed -	MMcfe per day.
MMBbl -	One million barrels of crude oil, condensate or natural gas liquids.
Net acres -	The total acres a working interest owner has attributable to a particular number of acres, or a specified tract.
Net production -	Portion of production owned by us after production attributable to royalty and other owners.
NGLs or natural gas liquids -	Natural gas liquids are a group of hydrocarbons including ethane, propane, normal butane, isobutane and natural gasoline.
Non-operated working interests -	The working interest or fraction thereof in a lease or unit, the owner of which is without operating rights by reason of an operating agreement.
NYMEX -	The New York Mercantile Exchange.
Proved properties -	Properties with proved reserves.
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

Unproved properties -	Properties with no proved reserves.

Wellbore -	The hole drilled by the bit that is equipped for natural gas production on a completed well. Also called a well or borehole.
Working interest -	The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs.
Workover -	Operations on a producing well to restore or increase production.

Cautionary Statement Regarding Forward-Looking Statements
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our ability to continue as a going concern, strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could”, “should”, “will”, “plan”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
Forward-looking statements may include statements about:

•	our ability to continue as a going concern;

•
the outcome or timing of our emergence from bankruptcy, including limitations placed upon us by the process and our ability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring or sale transaction;

•	our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•
decisions by the KFM Board of Directors regarding making liquidity available to us during bankruptcy proceedings and any impact of those decisions on our ability to maintain compliance with the covenants in the KFM Credit Facility;

•	the sufficiency of liquidity to fund our operations and capital expenditures;

•	our access to capital, including constraints from the cost and availability of debt and equity financing;

•	our ability to comply with, or amend the terms of, the covenants and restrictions imposed by the KFM Credit Facility;

•	our ability to execute our stated business strategy;

•	our reserve quantities and the present value of our reserves;

•	our ability to replace the reserves we produce through drilling and through acquisitions;

•	our exploration and drilling prospects, inventories, projects and programs;

•	our drilling, completion and production technology;

•	future oil and gas prices;

•	the supply and demand for our production and our midstream services;

•	the timing and amount of our future production;

•	our hedging strategy and expected results;

•	competition and government regulation;

•	our ability to obtain permits and governmental approvals;

•	expected or anticipated regulatory changes, including to the Oklahoma forced pooling system;

•	pending legal and environmental matters;

•	our future drilling plans, spacing plans and development pace;

•	our marketing of our production;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our ability to hire, train or retain qualified personnel;

•	general economic conditions;

•	operating hazards and other risks incidental to transporting, storing, gathering and processing natural gas, natural gas liquids and crude oil;

•	our future operating results, including production levels, initial production rates and yields in our type curve areas;

•	the costs, terms and availability of midstream services;

•	our ability to collect receivables from High Mesa, Inc. and its subsidiaries; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

We caution you that any forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the ability to confirm and consummate a plan of reorganization; risks attendant to the bankruptcy process, including the effects thereof on our business and on the interests of various constituents, the length of time that we might be required to operate in bankruptcy and the continued availability of operating capital during the pendency of such proceedings; risks associated with third party motions in any bankruptcy case, which may interfere with the ability to confirm and consummate a plan of reorganization; potential adverse effects on our liquidity or results of operations; increased costs to execute the reorganization; effects on the market price of our common stock and on our ability to access the capital markets; commodity price volatility, global economic conditions, including supply and demand levels for oil, gas and NGLs, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, liabilities resulting from litigation or the SEC investigation, difficulties in obtaining necessary approvals and permits, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, cyber-attacks, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described in Risk Factors in our 2018 10-K.

Estimating reserve quantities of oil, natural gas and NGLs is complex, inexact and relies on interpretations of geologic, geophysical, engineering and production data. The extent, quality, reliability and interpretation of these data can vary. The process also requires making a number of economic assumptions, such as sales prices, the relative mix of oil, natural gas and NGLs that will be ultimately produced, drilling and operating costs, capital expenditures, the effect of government regulation, taxes and availability of funds.  Future prices received for production and costs may vary, perhaps significantly, from the assumptions used in our estimates.  In addition, the results of drilling, testing and production activities may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of development and related production. Accordingly, reserve estimates may differ significantly from the quantities of oil and gas that are ultimately recovered.

Should one or more of the risks or uncertainties described in this Quarterly Report or in the 2018 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except shares outstanding and per share data)

	Successor		Predecessor
	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Revenue
Oil	$86,363	$40,278	$30,972
Natural gas	18,450	5,210	4,276
Natural gas liquids	11,216	4,714	4,000
Sales of gathered production	9,560	3,873	—
Midstream revenue	7,155	3,260	—
Other	3,085	555	888
Operating revenue	135,829	57,890	40,136
Gain on sale of assets	1,483	5,139	840
Gain (loss) on derivatives	(23,777)	(22,011)	6,663
Total revenue	113,535	41,018	47,639
Operating expenses
Lease operating	19,944	8,317	4,408
Transportation, processing and marketing	4,603	3,359	3,725
Midstream operating	6,151	587	—
Cost of sales for purchased gathered production	9,695	3,809	—
Production taxes	5,483	1,415	953
Workovers	313	1,245	423
Exploration	2,054	1,585	7,003
Depreciation, depletion and amortization	37,899	15,679	11,670
General and administrative	29,518	37,752	21,234
Total operating expenses	115,660	73,748	49,416
Operating income	(2,125)	(32,730)	(1,777)
Other income (expense)
Interest expense	(15,460)	(5,444)	(5,511)
Interest income	51	546	172
Equity in earnings of unconsolidated subsidiaries	99	—	—
Total other income (expense), net	(15,310)	(4,898)	(5,339)
Loss from continuing operations before income taxes	(17,435)	(37,628)	(7,116)
Income tax provision (benefit)	—	(3,874)	—
Loss from continuing operations	(17,435)	(33,754)	(7,116)
Loss from discontinued operations, net of tax	—	—	(7,746)
Net loss	(17,435)	(33,754)	$(14,862)
Net loss attributable to noncontrolling interests	(9,028)	(20,424)
Net loss attributable to Alta Mesa Resources, Inc. stockholders	$(8,407)	$(13,330)

Attributable to Alta Mesa Resources, Inc. stockholders:
Loss per share - basic and diluted	$(0.05)	$(0.08)
Weighted average shares outstanding - basic and diluted	180,265,954	169,371,730
The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)
໿

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$36,512	$26,854
Restricted cash	798	1,001
Accounts receivable, net	81,936	87,842
Other receivables	2,239	6,331
Related party receivables, net	2,310	3,341
Prepaid expenses and other	4,923	1,125
Derivatives	—	16,423
Total current assets	128,718	142,917
Property and equipment, net
Oil and gas properties, successful efforts method	777,750	763,337
Other property and equipment	456,964	444,269
Total property and equipment, net	1,234,714	1,207,606
Other assets
Operating lease right-of-use assets, net	15,085	—
Equity method investment	1,199	1,100
Deferred financing costs, net	3,084	3,195
Deposits and other long-term assets	50	65
Derivatives	461	2,947
Total other assets	19,879	7,307
Total assets	$1,383,311	$1,357,830

	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$988,892	$690,123
Accounts payable and accrued liabilities	148,682	247,439
Advances from non-operators	2,366	5,193
Advances from related party	4,478	9,839
Asset retirement obligations, current portion	48	2,079
Current operating lease liability	976	—
Derivatives	5,057	1,710
Total current liabilities	1,150,499	956,383
Long-term liabilities
Asset retirement obligations, net of current portion	11,895	9,473
Long-term debt, net	—	174,000
Other long-term liabilities	3,414	1,667
Operating lease liabilities, net of current portion	14,209	—
Derivatives	2,065	180
Total long-term liabilities	31,583	185,320
Total liabilities	1,182,082	1,141,703
Preferred Stock, $0.0001 par value
Class A: 1,000,000 shares authorized; 3 shares issued; 2 outstanding	—	—
Class B: 1,000,000 shares authorized; 1 share issued and outstanding	—	—
Common stock, $0.0001 par value
Class A: 1,200,000,000 shares authorized; 180,410,200 shares issued and outstanding (180,072,227 issued and outstanding at December 31, 2018)	18	18
Class C: 280,000,000 shares authorized; 202,169,576 issued and outstanding at March 31, 2019 and December 31, 2018	20	20
Additional paid in capital	1,506,128	1,503,382
Accumulated deficit	(1,541,220)	(1,532,813)
Total stockholders’ equity	(35,054)	(29,393)
Noncontrolling interests	236,283	245,520
Total equity	201,229	216,127
Total liabilities and stockholders’ equity	$1,383,311	$1,357,830
The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Successor		Predecessor
	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash flows from operating activities:
Net loss	$(17,435)	$(33,754)	$(14,862)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion and amortization	37,899	15,679	12,554
Non-cash lease expense	847	—	—
Provision for uncollectible related party receivables	853	—	—
Impairment of assets	—	—	5,560
Amortization of deferred financing costs	120	—	171
Amortization of debt premium	(1,231)	(820)	—
Equity-based compensation expense	2,679	3,466	—
Non-cash exploration expense	181	819	4,575
(Gain) loss on derivatives	23,777	22,011	(6,663)
Cash settlements of derivatives	365	(3,975)	(2,296)
Interest converted into debt	—	—	103
Interest added to notes receivable from affiliate	—	(163)	(85)
Deferred tax provision (benefit)	—	(3,874)	—
Loss on sale of fixed assets	—	—	1,923
Equity in earnings of unconsolidated subsidiaries	(99)	—	—
Impact on cash from changes in:
Accounts receivable	5,906	(3,746)	(21,184)
Other receivables	4,093	997	(662)
Related party receivables	179	(1,510)	(117)
Prepaid expenses and other assets	(3,783)	(2,193)	(591)
Advances from related party	(5,360)	(7,008)	24,116
Settlement of asset retirement obligations	(147)	(166)	(63)
Accounts payable, accrued liabilities and other liabilities	(3,293)	(72,323)	23,857
Operating lease obligations	(748)	—	—
Cash from operating activities	44,803	(86,560)	26,336
Cash flows from investing activities:
Capital expenditures	(161,348)	(133,055)	(36,695)
Acquisitions, net of cash acquired	—	(796,827)	(1,218)
Proceeds withdrawn from trust account	—	1,042,742	—
Cash from investing activities	(161,348)	112,860	(37,913)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	126,000	9,000	60,000
Repayments of long-term debt	—	(134,065)	(43,000)
Deferred financing costs paid	—	(1,007)	—
Capital distributions	—	—	(68)
Proceeds from issuance of Class A shares	—	400,000	—
Repayment of sponsor note	—	(2,000)	—
Repayment of deferred underwriting compensation	—	(36,225)	—
Redemption of Class A common shares	—	(33)	—
Cash from financing activities	126,000	235,670	16,932
Net increase in cash, cash equivalents and restricted cash	9,455	261,970	5,355
Cash, cash equivalents and restricted cash, beginning of period	27,855	388	4,990
Cash, cash equivalents and restricted cash, end of period	$37,310	$262,358	$10,345

The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Successor)
(in thousands)

	Common Stock								Total
	Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at February 8, 2018	3,862	$—	25,875	$3	—	$—	$3,106	$(8,114)	$(5,005)	$—	$(5,005)
Conversion of common shares from Class B to Class A at closing of Business Combination	25,875	3	(25,875)	(3)	—	—	—	—	—	—	—
Class A common shares released from possible redemption	99,638	10	—	—	—	—	996,374	—	996,384	—	996,384
Class A common shares redeemed	(3)	—	—	—	—	—	(33)	—	(33)	—	(33)
Sale of Class A common shares	40,000	4	—	—	—	—	399,996	—	400,000	—	400,000
Class C common shares issued in connection with the closing of the Business Combination	—	—	—	—	213,402	21	(21)	—	—	—	—
Noncontrolling interest in SRII Opco issued in the Business Combination	—	—	—	—	—	—	—	—	—	2,058,635	2,058,635
Balance at February 9, 2018	169,372	17	—	—	213,402	21	1,399,422	(8,114)	1,391,346	2,058,635	3,449,981
Equity-based compensation expense	—	—	—	—	—	—	3,466	—	3,466	—	3,466
Net loss	—	—	—	—	—	—	—	(13,330)	(13,330)	(20,424)	(33,754)
Balance at March 31, 2018	169,372	$17	—	$—	213,402	$21	$1,402,888	$(21,444)	$1,381,482	$2,038,211	$3,419,693

	Common Stock								Total
	Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2019	180,072	$18	—	$—	202,170	$20	$1,503,382	$(1,532,813)	$(29,393)	$245,520	$216,127
Restricted stock awards vested, net of taxes	338	—	—	—	—	—	67	—	67	(209)	(142)
Equity-based compensation expense	—	—	—	—	—	—	2,679	—	2,679	—	2,679
Net loss	—	—	—	—	—	—	—	(8,407)	(8,407)	(9,028)	(17,435)
Balance at March 31, 2019	180,410	$18	—	$—	202,170	$20	$1,506,128	$(1,541,220)	$(35,054)	$236,283	$201,229

The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (Unaudited)
(in thousands)

໿

Predecessor
Balance, December 31, 2017	$154,445
Distribution of non-STACK oil and gas assets, net of associated liabilities	43,482
Net loss	(14,862)
Balance, February 8, 2018	$183,065
The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

We were originally incorporated in Delaware in November 2016 as a special purpose acquisition company under the name Silver Run Acquisition Corporation II for the purpose of effecting a merger, exchange, acquisition, purchase, reorganization or similar business combination involving it and one or more businesses. On February 9, 2018 we acquired interests in Alta Mesa, Alta Mesa Holdings GP, LLC (“Alta Mesa GP”) and KFM through a newly formed subsidiary, SRII Opco, LP (“SRII Opco”) in a transaction referred to as the “Business Combination”, and changed our name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” Our Class A Common Stock and public warrants are listed on the NASDAQ Capital Market (“NASDAQ”) under the symbols “AMR” and “AMRWW,” respectively. However, as a result of our failure to comply with the NASDAQ continued listing requirements, trading of our common stock and warrants will be suspended at the opening of business on September 24, 2019 and will be removed from listing and registration on NASDAQ. The Company expects the common stock and warrants to be traded over the counter under the trading symbols “AMRQ” and “AMRWWQ”, respectively.

In connection with the closing of the Business Combination, Alta Mesa distributed its non-STACK oil and gas assets and associated liabilities to its prior owner, High Mesa Holdings, LP (“High Mesa”). The non-STACK assets and liabilities are reflected as discontinued operations in our financial statements.

All intercompany transactions and accounts have been eliminated. These interim condensed consolidated financial statements are unaudited, but we believe these statements reflect all adjustments necessary for a fair presentation for the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These financial statements and disclosures have been prepared in accordance with the SEC’s rules for interim financial statements and do not include all the information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 10-K. The results for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. We have no items of other comprehensive income during any period presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

We are required to evaluate our ability to continue as a going concern for a period of one year following the date of issuance of our financial statements. As part of that evaluation, we took into consideration a number of factors that were previously disclosed in our 2018 10-K. Most significantly, we have seen significant reductions to our borrowing base under the Alta Mesa RBL in 2019. On April 1, 2019, our borrowing base under the Alta Mesa RBL was reduced by $30 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $62.3 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Company, Alta Mesa GP, OEM GP, LLC, Alta Mesa Finance Services Corp., Alta Mesa Services and Oklahoma Energy Acquisitions, LP (the “AMH Debtors” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order.

The Debtors have begun a marketing process to sell their assets, which may also include the midstream assets of certain of their non-Debtor affiliates. Certain of the AMH Debtors have also filed a complaint seeking a Bankruptcy Court determination that the crude oil, gas, and water gathering agreements between Debtor Oklahoma Energy Acquisitions LP, an Alta Mesa subsidiary, and non-Debtors KFM and its subsidiaries can be rejected by the Debtors.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

Because of the default under the Alta Mesa RBL and 2024 Notes arising from our bankruptcy filing, we have reported all of our Upstream debt as current. We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the cash collateral agreement approved by the Bankruptcy Court, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.8 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. Accordingly, we have determined that it is appropriate to also report all of our Midstream debt as current at March 31, 2019. These factors raise substantial unmitigated doubt about our ability to continue as a going concern.

Recently Issued Accounting Standards Applicable to Us
Adopted
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires that lessees recognize a lease liability, which is a lessee’s discounted obligation to make payments under a lease, and a right-of-use asset, arising from a lessee’s right to use an asset over the lease term. Upon adoption, we used the modified retrospective method to apply the standard as of January 1, 2019 for existing leases with terms in excess of 12 months entered into prior to January 1, 2019.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires the use of a new “expected credit loss” impairment model rather than the “incurred loss” model we use today. With respect to our trade and notes receivables and certain other financial instruments, we may be required to (i) maintain and use lifetime loss information rather than annual loss data and (ii) forecast future economic conditions and quantify the effect of those conditions on future expected losses. The standard, including related amendments, which will be effective for us in January 2020, also requires additional disclosures regarding the credit quality of our trade and notes receivables and other financial instruments. No determination has yet been made of the impact of this new standard on our financial position or results of operations.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us beginning in January 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We do not expect the adoption of this standard to impact our financial position or results of operations.

NOTE 3 — ADOPTION OF ASU NO. 2016-02, LEASES

ASU No. 2016-02 requires us to recognize a right-of-use (“ROU”) asset and a discounted lease liability on the balance sheet for all leases with a term longer than one year. We adopted ASU No. 2016-02 and related guidance using the modified retrospective method to apply the standard as of January 1, 2019, and this adoption had no effect on the earlier comparative periods presented. At adoption, we recognized operating lease ROU assets and operating lease liabilities totaling $15.4 million each. There was no adjustment to beginning retained earnings.

We lease office space, office equipment and field equipment, including compressors. Many of our leases include both lease and non-lease components which are primarily management services performed by the lessors for the underlying assets. All of our leases of office space and office equipment were classified as operating leases upon adoption. Our leases of field equipment had remaining terms of less than one year at the date of adoption and were not recognized as operating leases on our balance sheet due to our election of the short term lease practical expedient described below. Our leases do not contain any residual value guarantees or restrictive covenants. We do not currently sublease any of our ROU assets, although we may sublease our unused office lease space in the future.
Operating fixed lease expenses are recognized on a straight-line basis over the lease term. Variable lease payments, which cannot be determined at the lease commencement date, are not included in ROU assets or lease liabilities and are expensed as incurred.
Upon adoption, we selected the following practical expedients:

Practical expedient package	We did not reassess whether any expired or existing contracts are, or contain, leases.
We did not reassess the lease classification of any expired or existing leases.
We did not reassess initial direct costs of any expired or existing leases.

Hindsight practical expedient	We did not elect to use the hindsight practical expedient which allows for the use of hindsight when determining lease term, including option periods, and impairment of operating assets.

Easement expedient	We elected to maintain the current accounting treatment of existing contracts and not reassess whether those contracts met the definition of a lease.

Combining lease and non-lease components expedient	We elected to account for lease and non-lease components as a single component.

Short-term lease expedient
We elected the short-term lease recognition exemption for all classes of underlying assets. Expense for short-term leases is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that is reasonably certain to be recognized are not recorded on the balance sheet.

As most leases do not have readily determinable implicit rates, we estimated the incremental borrowing rates for our future lease payments based on prevailing financial market conditions at the later of date of adoption or lease commencement, credit analysis of comparable companies and management judgments to determine the present values of our lease payments. We also apply the portfolio approach to account for leases with similar terms. At March 31, 2019, the weighted-average remaining lease term of our operating leases was approximately 8.3 years and the weighted-average discount rate applied was 14.3%.

Lease Costs

(in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$847
Variable lease cost	371
Short-term lease cost	2,584
Total lease cost	$3,802

Reported in:
Lease operating expense	$2,615
General and administrative expense	1,187
Total lease cost	$3,802

Operating Lease Liability Maturities as of March 31, 2019

Fiscal year	(in thousands)
Remainder of 2019	$2,288
2020	3,081
2021	3,047
2022	3,108
2023	2,718
Thereafter	12,647
Total lease payments	26,889
Less: imputed interest	(11,704)
Present value of operating lease liabilities	$15,185

Current portion of operating lease liabilities	$976
Operating lease liabilities, net of current portion	14,209
Present value of operating lease liabilities	$15,185

As described further in our 2018 10-K, our minimum future contractual lease payments under ASC 840 at December 31, 2018 were $2.8 million for 2019, $2.9 million for 2020, $2.9 million for 2021, $3.1 million for 2022, $3.0 million for 2023 and $12.2 million thereafter.

NOTE 4 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Supplemental cash flow information:
Cash paid for interest	$3,527	$1,092	$1,145
Cash paid for income taxes, net of refunds	706	—	—
Non-cash investing and financing activities:
Increase in asset retirement obligations	314	421	—
Increase (decrease) in accruals or payables for capital expenditures	(96,865)	(37,152)	4,896
Increase in withholding tax accruals for share-based compensation	142	—	—
Distribution of non-STACK assets, net of liabilities	—	—	43,482

The following table summarizes cash, cash equivalents and restricted cash in the statements of cash flows:
໿

	Successor		Predecessor
(in thousands)	March 31, 2019	March 31, 2018	February 8, 2018
Cash and cash equivalents	$36,512	$261,063	$9,070
Restricted cash	798	1,295	1,275
Total cash, cash equivalents and restricted cash	$37,310	$262,358	$10,345

NOTE 5 — RECEIVABLES

Accounts Receivable

(in thousands)	March 31, 2019	December 31, 2018
Production and processing sales and fees	$48,865	$51,004
Joint interest billings	18,224	18,147
Pooling interest (1)	14,960	18,786
Allowance for doubtful accounts	(113)	(95)
Total accounts receivable, net	$81,936	$87,842
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

Related Party Receivables

(in thousands)	March 31, 2019	December 31, 2018
Related party receivables	$12,197	$12,375
Allowance for doubtful accounts	(9,887)	(9,034)
Related party receivables, net	2,310	3,341

Notes receivable from related parties	13,403	13,403
Allowance for doubtful accounts	(13,403)	(13,403)
Notes receivable from related parties, net	—	—
Total related party receivables, net	$2,310	$3,341

Management Services Agreement with High Mesa

Just prior to the Business Combination, we distributed the non-STACK oil and gas assets to High Mesa. High Mesa and certain of its subsidiaries agreed to indemnify and hold us harmless from any liabilities associated with those non-STACK oil and gas assets, regardless of when those liabilities arose. We also entered into a management services agreement (the “High Mesa Agreement”) with HMI with respect to the non-STACK assets. Under the High Mesa Agreement, during the 180-day period following the Closing, we agreed to provide certain administrative, management and operational services necessary to manage the business of HMI and its subsidiaries (the “Services”). Thereafter, the High Mesa Agreement automatically renewed for additional consecutive 180-day periods, unless terminated by either party upon at least 90-days written notice prior to renewal. HMI agreed to pay us each month (i) a management fee of $10,000 and (ii) an amount equal to any and all costs and expenses incurred in connection with providing the Services.

The parties subsequently agreed to terminate the High Mesa Agreement, effective January 31, 2019. Through April 1, 2019, we were obligated to take all actions that HMI reasonably requested to effect the transition of the Services to a successor service provider. During the transition period, HMI agreed to pay us (i) for all Services performed, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses reimbursable pursuant to the High Mesa Agreement. As of March 31, 2019, and December 31, 2018, approximately $9.9 million and $10.1 million, respectively, were due from HMI for reimbursement of costs and expenses which are recorded as “Related party receivables, net” in the balance sheets. HMI has disputed certain of the amounts we billed. We are pursuing remedies under applicable law in connection with repayment of this receivable. There is no guarantee that HMI will pay the amounts it owes. In addition, our ability to collect these amounts or future amounts that may become due pursuant to indemnification obligations may be adversely impacted by liquidity and solvency issues at HMI. As a result of these circumstances, we have recognized an allowance for uncollectible accounts of $9.9 million and $9.0 million as of March 31, 2019 and December 31, 2018, respectively, to fully provide for the unremitted balances. We may also be subject to future contingent liabilities for the non-STACK assets for which we should have been indemnified, including liabilities associated with litigation relating to the non-STACK assets. As of March 31, 2019 and December 31, 2018, we have established no liabilities for contingent obligations associated with non-STACK assets owned by High Mesa.

Promissory notes receivable

In September, 2017, we entered into a $1.5 million promissory note receivable with our affiliate, Northwest Gas Processing, LLC, whose obligation was subsequently transferred to High Mesa Services, LLC (“HMS”), a subsidiary of HMI.  The promissory note bore interest, which could be paid-in-kind and added to the principal amount at a rate of 8% per annum.  HMS defaulted under the terms of that promissory note when it did not pay us on February 28, 2019, and HMS has failed to cure such default. We subsequently declared all amounts owed under the note immediately due and payable and we have fully reserved the promissory note balance, including interest paid-in-kind, totaling $1.7 million as of March 31, 2019 and December 31, 2018.

In addition, we have an $8.5 million note receivable from HMS which matures on December 31, 2019, and bears interest at 8% per annum, which may be paid-in-kind and added to the principal amount.  HMI disputes its obligations under the $8.5 million note. As of March 31, 2019, and December 31, 2018, the note receivable balance, including interest paid-in-kind, amounted to $11.7 million, for each respective period. This balance was fully reserved at the end of both periods.

We oppose HMI’s claims and believe HMI’s obligations under the notes to be valid assets and that the full amount is payable to us. We are pursuing remedies under applicable law in connection with repayment of the promissory notes. As a result of the potential conflict of interest from certain of AMR’s directors who are also controlling holders of HMI, AMR’s disinterested directors will address any potential conflicts of interest with respect to this matter.

NOTE 6 — PROPERTY AND EQUIPMENT

(in thousands)	March 31, 2019	December 31, 2018
Oil and gas properties
Unproved properties	$69,739	$74,217

Proved oil and gas properties	2,163,279	2,110,346
Accumulated depletion and impairment	(1,455,268)	(1,421,226)
Proved oil and gas properties, net	708,011	689,120
Total oil and gas properties, net	777,750	763,337
Other property and equipment
Land	5,600	5,600
Fresh water wells	27,742	27,366
Produced water disposal system	104,334	104,498
Gas processing plant and gathering lines	396,513	380,470
Office furniture, equipment and vehicles	3,772	3,703
Accumulated depreciation and impairment	(80,997)	(77,368)
Other property and equipment, net	456,964	444,269
Total property and equipment, net	$1,234,714	$1,207,606

Depletion and Depreciation Expense

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Oil and gas properties depletion	$34,042	$10,773	$11,021
Midstream tangible asset depreciation	3,220	1,122	—
Other property and equipment depreciation	408	163	609
Total depletion and depreciation	$37,670	$12,058	$11,630

Impairment

During the three months ended March 31, 2019, we evaluated the qualitative market conditions and other factors impacting our business and concluded that there were no indicators of impairment of our long-lived assets. Therefore, we did not conduct further analysis on the recognition of additional impairment.

NOTE 7 — DISCONTINUED OPERATIONS (Predecessor)

Alta Mesa distributed the non-STACK oil and gas assets and related liabilities to High Mesa immediately prior to the Business Combination. This distribution, including the results of operations of these assets and liabilities, is presented as discontinued operations during the Predecessor Period.

Prior to the Business Combination, we had notes payable to our founder (“Founder Notes”) that bore simple interest at 10%.  The Founder Notes were converted into an equity interest in High Mesa immediately prior to the Business Combination as they were considered part of the non-STACK distribution.  The balance of the Founder Notes at the time of conversion was approximately $28.3 million, including accrued interest.  Predecessor Period interest on the Founder Notes was $0.1 million.

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Revenue
Oil	$1,617
Natural gas	1,023
Natural gas liquids	236
Other	16
Operating revenue	2,892
Loss on sale of assets	(1,923)
Total revenue	969
Operating expenses
Lease operating	1,770
Transportation and marketing	83
Production taxes	167
Workovers	127
Depreciation, depletion and amortization	884
Impairment of assets	5,560
General and administrative	21
Total operating expenses	8,612
Other expense
Interest expense	(103)
Loss from discontinued operations, net of tax	$(7,746)

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Total operating cash flows of discontinued operations	$2,974
Total investing cash flows of discontinued operations	(601)

NOTE 8 — DERIVATIVES

The following summarizes the fair value and classification of our derivatives:

	March 31, 2019
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$6,525	$(6,525)	$—
Derivatives, long-term assets	8,182	(7,721)	461
Total	$14,707	$(14,246)	$461

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$11,582	$(6,525)	$5,057
Derivatives, long-term liabilities	9,786	(7,721)	2,065
Total	$21,368	$(14,246)	$7,122

	December 31, 2018
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$22,512	$(6,089)	$16,423
Derivatives, long-term assets	7,910	(4,963)	2,947
Total	$30,422	$(11,052)	$19,370

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$7,799	$(6,089)	$1,710
Derivatives, long-term liabilities	5,143	(4,963)	180
Total	$12,942	$(11,052)	$1,890

The following table summarizes the effect of our derivatives in the consolidated statements of operations (in thousands):

	Successor		Predecessor
Derivatives not designated as hedges	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives -
Oil	$(21,669)	$(21,944)	$4,796
Natural gas	(2,108)	(67)	1,867
Total gain (loss) on derivatives	$(23,777)	$(22,011)	$6,663

Other receivables at March 31, 2019 and December 31, 2018 include $0.3 million and $1.3 million, respectively, of derivative positions scheduled to be settled in the next month.

We had the following call and put derivatives at March 31, 2019:
OIL

	Volume	Weighted	Range
Settlement Period and Type of Contract	in bbls	Average	High	Low
2019
Price Swap Contracts	137,500	$63.03	$63.03	$63.03
Collar Contracts
Short Call Options	2,035,000	66.31	75.20	56.50
Long Put Options	2,172,500	53.80	62.00	50.00
Short Put Options	2,172,500	42.72	52.00	37.50
2020
Collar Contracts
Short Call Options	1,017,600	63.95	73.80	59.55
Long Put Options	1,566,600	56.81	62.50	50.00
Short Put Options	1,566,600	42.81	50.00	37.50
2021
Collar Contracts
Short Call Options	279,750	63.51	63.75	63.35
Long Put Options	279,750	55.00	55.00	55.00
Short Put Options	279,750	43.00	43.00	43.00

NATURAL GAS

	Volume in	Weighted	Range
Settlement Period and Type of Contract	MMBtu	Average	High	Low
2019
Price Swap Contracts	11,030,000	$2.67	$2.72	$2.64
Basis Swap Contracts	16,050,000	(0.73)	(0.49)	(0.93)
Collar Contracts
Short Call Options	1,525,000	3.19	3.20	3.17
Long Put Options	1,525,000	2.70	2.70	2.70
Short Put Options	1,525,000	2.20	2.20	2.20
2020
Price Swap Contracts	1,284,000	2.54	2.54	2.54
Basis Swap Contracts	910,000	(0.49)	(0.49)	(0.50)
Collar Contracts
Short Call Options	3,874,500	3.19	3.69	2.77
Long Put Options	10,749,500	2.59	3.00	2.50
Short Put Options	9,696,000	2.10	2.50	2.00
2021
Collar Contracts
Short Call Options	540,000	3.25	3.25	3.25
Long Put Options	2,790,000	2.62	2.65	2.50
Short Put Options	2,250,000	2.15	2.15	2.15

We had the following basis swaps at March 31, 2019:

Total Gas Volumes in MMBtu(1) over Remaining Term	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per MMBtu)
460,000	OneOK	NYMEX Henry Hub	Jul '19	—	Dec '19	$(0.93)
13,450,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '19	—	Dec '19	(0.70)
910,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '20	—	Mar '20	(0.49)
2,140,000	San Juan	NYMEX Henry Hub	Jan '19	—	Oct '19	(0.81)
________________

(1)	Represents short swaps that fix the basis differentials between OneOK, Tex/OKL Panhandle Eastern Pipeline (“PEPL”), San Juan and NYMEX Henry Hub.

During September 2019, we closed out all open derivative positions with each of our 7 counterparties resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
໿

(in thousands)	March 31, 2019	December 31, 2018
Accounts payable	$11,074	$20,422

Accruals for capital expenditures	51,951	139,904
Revenue and royalties payable	42,591	50,241
Accruals for operating expenses	18,853	21,830
Accrued interest	15,175	2,477
Derivative settlements	49	109
Other	8,989	12,456
Total accrued liabilities	137,608	227,017
Accounts payable and accrued liabilities	$148,682	$247,439

NOTE 10 — ASSET RETIREMENT OBLIGATIONS

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Balance, beginning of period	$11,552	$—	$10,469
Liabilities assumed in Business Combination	—	5,998	—
Liabilities incurred	313	421	—
Liabilities settled	(151)	(166)	(63)
Revisions to estimates	—	300	63
Accretion expense	229	102	39
Balance, end of period	11,943	6,655	10,508
Less: Current portion	48	622	33
Long-term portion	$11,895	$6,033	$10,475

NOTE 11 — DEBT
໿

(in thousands)	March 31, 2019	December 31, 2018
Alta Mesa RBL	$278,000	$161,000
KFM Credit Facility	183,000	174,000
2024 Notes	500,000	500,000
Unamortized premium on 2024 Notes	27,892	29,123
Total debt, net	988,892	864,123
Less: Current portion	988,892	690,123
Long-term debt, net	$—	$174,000

Alta Mesa RBL

In April 2019, our borrowing base under the Alta Mesa RBL was reduced from $400.0 million to $370.0 million, leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination, our borrowing base was reset to $200.0 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. As indicated in our discussion of going concern, we and Alta Mesa filed for bankruptcy protection prior to making these payments.

The Alta Mesa RBL has two covenants that are tested quarterly:

•	a ratio of Alta Mesa’s current assets to current liabilities, inclusive of specified adjustments, of not less than 1.0 to 1.0; and

•	a ratio of Alta Mesa’s consolidated debt to its consolidated Adjusted EBITDAX (the “leverage ratio”) of not greater than 4.0 to 1.0.

Alta Mesa’s filing of the Bankruptcy Petitions constituted an event of default under the Alta Mesa RBL that accelerated Alta Mesa’s obligations thereunder. Under the Bankruptcy Code, the lenders under the Alta Mesa RBL are stayed from taking any action against Alta Mesa as a result of an event of default.
KFM Credit Facility
The KFM Credit Facility, as amended, provides for an aggregate committed borrowing capacity of $300.0 million.
There are two maintenance covenants under the KFM Credit Facility that are tested quarterly:

•
a ratio of KFM’s total debt to its consolidated adjusted EBITDA of not greater than 4.5 to 1.0, (which increases to 4.75 after KFM exceeds consolidated EBITDA of $75.0 million) for any 4 quarter period; and

•	a minimum interest coverage ratio of KFM’s adjusted EBITDA to interest expense of not less than 2.5 to 1.0.
The KFM Credit Facility also limits KFM to holding no more than $15.0 million in cash and limits its ability to award affiliate contracts. Our bankruptcy filing did not constitute an event of default under the KFM Credit Facility.
At March 31, 2019, remaining borrowing capacity under the KFM Credit Facility totaled $117.0 million, however, access to the remaining capacity requires covenant compliance on a pro forma basis for any new borrowings. As discussed above regarding our ability to continue as a going concern and as a result of our and Alta Mesa’s bankruptcy, our only remaining source of liquidity is through our subsidiaries, including KFM. Based on our cash flow needs to meet our financial obligations, we believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020.

2024 Notes
We have estimated the fair value of the 2024 Notes to be $194.9 million at March 31, 2019, which is based on their most recent trading values, which is a Level 1 determination.
Alta Mesa’s filing of the Bankruptcy Petitions constituted an event of default under the 2024 Notes that accelerated Alta Mesa’s obligations thereunder. Under the Bankruptcy Code, the holders of the 2024 Notes are stayed from taking any action against Alta Mesa as a result of an event of default.
Scheduled Maturities of Debt

Fiscal year	(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	461,000
Thereafter	500,000
$961,000

Based upon our going concern conclusions and the default associated with Alta Mesa’s bankruptcy filing, we believe that our indebtedness under the Alta Mesa RBL and our 2024 Notes should be reported as current liabilities despite their scheduled maturities shown above. We have reported our Alta Mesa RBL debt and our 2024 Notes as current at March 31, 2019. We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the cash collateral agreement approved by the Bankruptcy Court, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.8 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. Accordingly, we have determined that it is appropriate to also report all of our Midstream debt as current at March 31, 2019.

NOTE 12 — COMMITMENTS AND CONTINGENCIES
There have been no material developments during the first quarter of 2019 in relation to our commitments and contingencies as compared to our discussion of those matters in our 2018 10-K. The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including the matters discussed in our 2018 10-K.
NOTE 13 — SIGNIFICANT CONCENTRATIONS
During most of the first quarter of 2019 and throughout 2018, ARM Energy Management, LLC (“ARM”) marketed our oil, gas and NGLs for a marketing fee that is deducted from sales proceeds collected by ARM from purchasers. The sales are generally made under short-term contracts with month-to-month pricing based on published regional indices, adjusted for transportation, location and quality. In March 2019, in preparation for handling oil and NGL marketing responsibilities internally, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM. As of June 1, 2019, we terminated our oil and NGL marketing agreement with ARM and have begun marketing such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019.
ARM also provides us with strategic advice, execution and reporting services with respect to our derivatives activities.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Revenue marketed by ARM on our behalf	$93,391	$41,216	$28,757

Marketing and management fees paid to ARM	$697	$—	$—
Fees paid to ARM for services relating to our derivatives	193	74	66
Total fees paid to ARM	$890	$74	$66

Receivables from ARM for sales on our behalf were $13.0 million and $43.8 million as of March 31, 2019 and December 31, 2018, respectively, which are reflected in accounts receivable on our balance sheets.

We believe that the loss of any of our customers, or of our marketing agent ARM, would not have a material adverse effect on us because alternative purchasers are readily available.

NOTE 14 — EQUITY-BASED COMPENSATION (Successor)

Stock compensation expense recognized was as follows:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Stock options	$1,239	$1,065	$—
Restricted stock awards	1,433	1,233	—
Performance-based restricted stock units	7	1,168	—
Total compensation expense	$2,679	$3,466	$—

Performance-based restricted stock units (“PSUs”) issued in 2018 generally vest over three years at 20% during the first year (“2018 tranche”), 30% during the second year (“2019 tranche”), and 50% during the third year (“2020 tranche”). The number of PSUs vesting each year is based on achievement of annual company-specific performance goals and obligations applicable to each year of vesting. Based on achievement of those goals and objectives, the number of PSUs that can vest range from 0% to 200% of the target growth applicable to each vesting period. The performance goals set for the 2018 tranche were not attained and, therefore, the 2018 tranche was forfeited as of December 31, 2018, except with respect to separations involving employment agreements whereby the separated employee was eligible to receive the award granted.

The performance targets for the 2019 tranche were established in March 2019 and 572,990 PSUs were deemed granted at that time. The fair value of the 2019 tranche granted was $0.27 per unit, which will be recognized as expense over the remainder of 2019, subject to continued employment.

No performance targets have yet been established for the 2020 tranche and therefore, no expense will be recognized for those awards until the specific targets have been established and probability of attainment can be measured.

NOTE 15 — RELATED PARTY TRANSACTIONS

David Murrell, our Vice President of Land and Business Development, is the principal of David Murrell & Associates, which provided land consulting services to us until termination of our contract in December 2018. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services were provided at a pre-negotiated hourly rate based on actual time utilized by us. Total expenditures under this arrangement were approximately $36,000 and $28,000 for the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are recorded in general and administrative expenses.

David McClure, AMR’s former Vice President of Facilities and Infrastructure, and the son-in-law of our former President and Chief Executive Officer, Harlan H. Chappelle, received total compensation of $768,860, $970,197 and $28,874 during the 2019 Quarter, the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are included in general and administrative expense. Mr. McClure separated from the Company in February 2019.
David Pepper, Surface Land Manager for KFM, and the cousin of our Vice President of Land and Business Development, David Murrell, received total compensation of $70,180, $112,761 and $67,322 during the 2019 Quarter, the period February 9, 2018 through March 31, 2018 and the Predecessor Period, respectively. These amounts are included in general and administrative expense.

Bayou City Agreement

In January 2016, our wholly owned subsidiary Oklahoma Energy entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “JDA”), with BCE, a fund advised by Bayou City, to fund a portion of our drilling operations and to allow us to accelerate development of our STACK acreage. The JDA established a development plan of 60 wells in three tranches, and provides opportunities for an additional 20 wells. Pursuant to the JDA, BCE committed to fund 100% of our working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche. We are responsible for any drilling and completion costs exceeding approved amounts. BCE may request refunds of certain advances from time to time if funded wells previously on the drilling schedule were subsequently removed. In exchange for funding the drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return. Following the completion of each joint well, we and BCE will each bear our respective proportionate working interest share of all subsequent costs related to such joint well.  Mr. William McMullen, one of our directors, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the Predecessor Period, BCE advanced us approximately $39.5 million to drill wells under the JDA. As of March 31, 2019, 61 joint wells have been drilled or spudded. At March 31, 2019 and December 31, 2018, $4.5 million and $9.8 million, respectively of revenue and net advances remaining from BCE for their working interest share of the drilling and development costs arising under the JDA were included as “Advances from related party” in our condensed consolidated balance sheets. At March 31, 2019, there were no funded horizontal wells in progress, and we do not expect any wells to be developed in 2019 pursuant to the JDA. On June 11, 2019, we received a letter from BCE noticing us of alleged defaults under the JDA. We dispute these allegations and intend to vigorously defend ourselves.

NOTE 16 — BUSINESS SEGMENT INFORMATION

	Three Months Ended March 31, 2019
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$86,363	$—	$—	$86,363
Natural gas	18,450	—	—	18,450
Natural gas liquids	11,216	—	—	11,216
Sales of gathered production	—	9,560	—	9,560
Midstream revenue	—	22,376	(15,221)	7,155
Segment sales revenue	116,029	31,936	(15,221)	132,744
Other revenue	568	7,681	(5,164)	3,085
Operating revenue	116,597	39,617	(20,385)	135,829
Gain on sale of assets	1,483	—	—	1,483
Gain (loss) on derivatives	(23,777)	—	—	(23,777)
Total revenue	94,303	39,617	(20,385)	113,535
Operating expenses
Lease operating	25,108	—	(5,164)	19,944
Transportation, processing and marketing	17,761	2,063	(15,221)	4,603
Midstream operating	—	6,151	—	6,151
Cost of sales for purchased gathered production	—	9,695	—	9,695
Production taxes	5,483	—	—	5,483
Workovers	197	116	—	313
Exploration	2,054	—	—	2,054
Depreciation, depletion, and amortization	34,675	3,224	—	37,899
General and administrative	20,947	8,063	508	29,518
Total operating expenses	106,225	29,312	(19,877)	115,660
Operating income	(11,922)	10,305	(508)	(2,125)
Other income (expense)
Interest expense	(12,830)	(2,630)	—	(15,460)
Interest income	27	4	20	51
Equity in earnings of unconsolidated subsidiaries	—	99	—	99
Total other income (expense), net	(12,803)	(2,527)	20	(15,310)
Income (loss) from continuing operations before income taxes	(24,725)	7,778	(488)	(17,435)

Interest expense	12,830	2,630	—	15,460
Depreciation, depletion and amortization	34,675	3,224	—	37,899
Exploration	2,054	—	—	2,054
Loss on unrealized hedges	24,142	—	—	24,142
Equity-based compensation	1,661	1,018	—	2,679
Severance costs	3,975	1,896	—	5,871
Adjusted EBITDAX	$54,612	$16,546	$(488)	$70,670

Equity method investment at period end	$—	$1,199	$—	$1,199
Capital expenditures	133,077	28,271	—	161,348
Total assets at period end	949,391	446,370	(12,450)	1,383,311

	February 9, 2018 Through March 31, 2018
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$40,278	$—	$—	$40,278
Natural gas	5,210	—	—	5,210
Natural gas liquids	4,714	—	—	4,714
Sales of gathered production	—	10,610	(6,737)	3,873
Midstream revenue	—	7,822	(4,562)	3,260
Segment sales revenue	50,202	18,432	(11,299)	57,335
Other revenue	555	—	—	555
Operating revenue	50,757	18,432	(11,299)	57,890
Gain on sale of assets	5,139	—	—	5,139
Gain (loss) on derivatives	(22,011)	—	—	(22,011)
Total revenue	33,885	18,432	(11,299)	41,018
Operating expenses
Lease operating	8,317	—	—	8,317
Transportation, processing and marketing	5,583	2,338	(4,562)	3,359
Midstream operating	—	587	—	587
Cost of sales for purchased gathered production	—	10,546	(6,737)	3,809
Production taxes	1,415	—	—	1,415
Workovers	1,245	—	—	1,245
Exploration	1,585	—	—	1,585
Depreciation, depletion, and amortization	11,038	4,641	—	15,679
General and administrative	34,654	2,173	925	37,752
Total operating expenses	63,837	20,285	(10,374)	73,748
Operating income	(29,952)	(1,853)	(925)	(32,730)
Other income (expense)
Interest expense	(5,196)	(248)	—	(5,444)
Interest income	546	—	—	546
Total other income (expense), net	(4,650)	(248)	—	(4,898)
Income (loss) from continuing operations before income taxes	(34,602)	(2,101)	(925)	(37,628)

Interest expense	5,196	248	—	5,444
Depreciation, depletion and amortization	11,038	4,641	—	15,679
Exploration	1,585	—	—	1,585
Loss on unrealized hedges	18,036	—	—	18,036
Equity-based compensation	2,771	42	656	3,469
Business Combination related expense	23,717	—	—	23,717
Adjusted EBITDAX	$27,741	$2,830	$(269)	$30,302

Capital expenditures	$129,310	$3,745	$—	$133,055
Total assets at period end	2,828,349	1,415,496	(275)	4,243,570

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the impact of the Chapter 11 proceedings on our business, the volatility of oil and gas prices, production timing and volumes, our ability to continue as a going concern, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Quarterly Report and in the sections titled “Risk Factors” in this Quarterly Report and in our 2018 10-K, all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are an independent exploration and production company focused on the acquisition, development, exploration and exploitation of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. We operate in two reportable business segments - Upstream and Midstream. Alta Mesa conducts our Upstream activities and owns our proved and unproved oil and gas properties located in an area of the Anadarko Basin commonly referred to as the STACK. We generate upstream revenue principally by the production and sale of oil, gas and NGLs. We also operate in the Midstream segment through KFM. KFM has a gas and oil gathering network, a cryogenic gas processing plant with offtake capacity, field compression facilities and a produced water disposal system in the Anadarko Basin that generate revenue primarily through long-term, fee-based contracts. The KFM assets are integral to our Upstream operations, which we conduct in the same region, and they are strategically positioned to provide similar services to other producers in the area.

As of March 31, 2019, we have a highly contiguous position of approximately 137,000 net acres in the up-dip, naturally-fractured oil portion of the STACK primarily in eastern Kingfisher and southeastern Major counties in Oklahoma. Our drilling locations primarily target the Osage, Meramec and Oswego formations. After the Business Combination, we conducted development activities using a spacing array of 6 to 10 wells per section and running up to 9 rigs at the peak activity level. In late 2018, our production across the acreage evidenced that the well spacing was not delivering the well level production that we expected. During January 2019, we suspended our development program to allow our new management team to conduct a full operational and economic review. We restarted our development program in March 2019 with a less dense spacing pattern of up to five wells per section. In addition, we have worked to improve our economic returns by reducing well costs, general and administrative expense and other operating expense. We have operated 2 rigs since restarting the program, however, because of our bankruptcy filing in September 2019, we expect to cease all development activities, other than any that may be approved by the Court, as early as October 2019, until our bankruptcy can be resolved.

We anticipate that bankruptcy proceedings involving us and Alta Mesa may reduce development by Alta Mesa that could result in less gathering volumes for KFM, which will adversely impact KFM’s revenue, EBITDA and operating cash flows. During bankruptcy, we will be dependent on liquidity provided by our solvent subsidiaries, including KFM, to meet our financial obligations, with such availability subject to approval by KFM’s Board of Directors and continued compliance under the KFM Credit Facility.

Pursuant to the Business Combination, we recorded the acquired assets and liabilities at their estimated fair values on the closing date.  This resulted in our financial presentation being separated into two distinct periods, the period before the Business Combination (“Predecessor Period”) and the period after the Business Combination (“Successor Period”). The Company’s financial presentation reflects Alta Mesa as the “Predecessor” for the period January 1, 2018 to February 8, 2018. The Company, including the consolidated results of Alta Mesa and KFM, is the “Successor” for periods since February 9, 2018.

Accordingly, for purposes of explaining our segment results, we have presented the results of our Upstream and Midstream segments for the three months ended March 31, 2019, in comparison to (i) the results of our Upstream and Midstream segments for the period February 9, 2018 through March 31, 2018 and (ii) the results of Alta Mesa for the Predecessor Period. As KFM was acquired on February 9, 2018, its results are not included in the Predecessor Period.

We distributed our non-STACK oil and gas assets and liabilities to High Mesa in connection with the closing of the Business Combination. We report the non-STACK oil and gas assets and liabilities as discontinued operations during the Predecessor Period.

Outlook, Market Conditions and Commodity Prices

Our revenue, profitability and future growth rate depend on many factors, particularly the prices of oil, gas and NGLs, which are beyond our control.  The success of our business is significantly affected by the price of oil due to its weighting in our production profile.

Factors affecting oil prices include worldwide economic conditions; geopolitical activities in various regions of the world; worldwide supply and demand conditions; weather conditions; actions taken by the Organization of Petroleum Exporting Countries; and the value of the U.S. dollar in international currency markets. Commodity prices remain unpredictable and we cannot accurately predict future commodity prices and, therefore, cannot determine with any degree of certainty what effect increases or decreases in these prices will have on our capital expenditures, production volumes or revenues.  In the event that oil, gas and NGL prices significantly decrease, such decreases could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves and our ability to finance operations, including the amount of the borrowing capacity under the Alta Mesa RBL.

Key performance indicators

During 2019, our board of directors has established the following operating measures as key performance indicators for executive management compensation and the Company as a whole:

•	Production;

•	General and administrative costs (excluding strategic costs);

•	Lease operating expense;

•	Well drilling and completion costs; and

•	Adjusted EBITDA or EBITDAX.

We will focus on measuring our performance against baseline and prior year comparable periods during this and future filings. The Company’s management believes Adjusted EBITDA for our Midstream segment and Adjusted EBITDAX for our Upstream segment are useful because they allow users to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our businesses that may not otherwise be apparent when relying solely on GAAP measures. Adjusted EBITDA and Adjusted EBITDAX should not be considered as alternatives to our net income (loss), operating income (loss) or other performance measures derived in accordance with GAAP and may not be comparable to similarly titled measures in other companies’ reports.

Going concern

We are required to evaluate our ability to continue as a going concern for a period of one year following the date of issuance of our financial statements. As part of that evaluation, we took into consideration a number of factors that were previously disclosed in our 2018 10-K. Most significantly, we have seen significant reductions to our borrowing base under the Alta Mesa RBL in 2019. On April 1, 2019, our borrowing base under the Alta Mesa RBL was reduced by $30 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $62.3 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Debtors filed Bankruptcy Petitions for reorganization under the Bankruptcy Code in Bankruptcy Court. The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re

Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order.

The Debtors have begun a marketing process to sell their assets, which may also include the midstream assets of certain of their non-Debtor affiliates. Certain of the AMH Debtors have also filed a complaint seeking a Bankruptcy Court determination that the crude oil, gas, and water gathering agreements between Debtor Oklahoma Energy Acquisitions LP, an Alta Mesa subsidiary, and non-Debtors KFM and its subsidiaries can be rejected by the Debtors.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

Because of the default under the Alta Mesa RBL and 2024 Notes arising from our bankruptcy filing, we have reported all of our Upstream debt as current. We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the cash collateral agreement approved by the Bankruptcy Court, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.8 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. Accordingly, we have determined that it is appropriate to also report all of our Midstream debt as current at March 31, 2019. These factors raise substantial unmitigated doubt about our ability to continue as a going concern.

Delisting from Stock Exchange

As a result of our failure to comply with the NASDAQ continued listing requirements, trading of our common stock and warrants will be suspended at the opening of business on September 24, 2019 and will be removed from listing and registration on NASDAQ. The Company expects the common stock and warrants to be traded over the counter under the trading symbols “AMRQ” and “AMRWWQ”, respectively.

Derivatives

The objective of our hedging program is to produce, over time, relative revenue stability. However, in the short-term, both settlements and fair value changes in our derivatives can significantly impact our results of operations, and we expect these gains and losses to continue to reflect the impact of changes in oil and gas prices. Our derivatives are reported at fair value and are sensitive to changes in the price of oil and gas. Changes in derivatives are reported as gain (loss) on derivatives, which include both the unrealized increase and decrease in their fair value, as well as the effect of realized settlements during the period. During September 2019, we closed out all open derivative positions with each of our 7 counterparties resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

Impairments

No long-lived asset impairments were recognized during three months ended March 31, 2019. However, in late fourth quarter of 2018, the combination of depressed prevailing oil and gas prices, changes to assumed spacing in conjunction with evolving views on the viability of multiple benches and reduced individual well expectations, along with other factors, resulted in impairment charges of $2.0 billion to our oil and gas properties and $1.2 billion to our Midstream segment goodwill, tangible and intangible assets during the quarter ended December 31, 2018. Individual well expectations were impacted by reductions in estimated reserve recovery of original oil and gas in place.

Factors affecting future performance

The primary factors affecting our production levels, which may be interrelated, are current commodity prices, capital availability, the effectiveness and efficiency of our production operations, the success of our drilling program and our inventory of drilling prospects. In addition, our wells have significant natural production declines. We attempt to overcome this natural decline primarily through development of our existing undeveloped resources, well recompletions and other enhanced recovery methods. Sustaining our production levels or our future growth will depend on our ability to continue to develop reserves, including our ability to fund such development. Our ability to add reserves through drilling and other development techniques is dependent on current market conditions and our capital resources and can be limited by many factors, including our ability to timely obtain drilling permits and regulatory approvals. Any delays in drilling, completing or connecting our new wells to gathering lines will negatively affect our production, which will have an adverse effect on our revenue and, as a result, our cash flow from operations.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2019 Compared to the Periods February 9, 2018 Through March 31, 2018 (Successor) and January 1, 2018 Through February 8, 2018 (Predecessor)
The tables included below set forth financial information for the Successor Periods and Predecessor Period, which are distinct reporting periods as a result of the Business Combination.  The Predecessor Period amounts below exclude operating results related to discontinued operations. We refer to the three months ended March 31, 2019 as the “2019 Quarter” and to the combined Predecessor Period and Successor Period from February 9, 2018 through March 31, 2018 as the “2018 Quarter.”

Upstream Segment Results

Revenue

Our oil, gas and NGLs revenue varies as a result of changes in commodity prices and production volumes.  The following table summarizes our revenue and production data for the periods presented:

	Successor		Predecessor
(in thousands, except per unit data)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Net production:
Oil (Mbbl)	1,619	651	494
Natural gas (MMcf)	5,831	2,248	1,609
NGLs (Mbbl)	795	223	151
Total (MBoe)	3,386	1,249	914

Average net daily production volumes:
Oil (Mbbld)	18.0	12.8	12.7
Natural gas (MMcfd)	64.8	44.1	41.2
NGLs (Mbbld)	8.8	4.4	3.9
Total (MBoed)	37.6	24.5	23.4

Average sales prices:
Oil (per bbl)	$53.34	$61.84	$62.68
Effect of realized derivatives settlements (per bbl)	1.08	(7.93)	(6.44)
Oil, after hedging (per bbl)	$54.42	$53.91	$56.24
Percentage of unhedged realized oil price to NYMEX oil price	97%	99%	99%

Natural gas (per Mcf)	$3.16	$2.32	$2.66
Effect of realized derivatives settlements (per Mcf)	(0.24)	0.25	0.94
Natural gas, after hedging (per Mcf)	$2.92	$2.57	$3.60

NGLs (per bbl)	$14.11	$21.18	$26.41
Effect of realized derivatives settlements (per bbl)	—	—	—
NGLs, after hedging (per bbl)	$14.11	$21.18	$26.41

Revenue
Oil sales	$86,363	$40,278	$30,972
Natural gas sales	18,450	5,210	4,276
NGL sales	11,216	4,714	4,000
Total sales	$116,029	$50,202	$39,248

Oil revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter, partially offset by lower average sales prices. The increase in production in the 2019 Quarter was due to the extensive development program conducted following the Business Combination.

Natural gas revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter as a result of the extensive development program during 2018 and higher prevailing market prices.

NGL revenue for the 2019 Quarter increased compared to the 2018 Quarter due to an increase in production in the 2019 Quarter, partially offset by lower average prices. The increase in production volume was primarily due to the impact of our extensive 2018 development activities.

Gain (loss) on sale of assets for the 2019 Quarter included a gain from the sale of seismic data totaling $1.5 million compared to a similar gain of $5.9 million during the 2018 Quarter.

Derivatives

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives:
Oil	$1,745	$(4,530)	$(3,819)
Natural gas	(1,380)	555	1,523
Total realized gains (losses)	365	(3,975)	(2,296)
Unrealized gains (losses)	(24,142)	(18,036)	8,959
Total gain (loss) on derivatives	$(23,777)	$(22,011)	$6,663

Increases in commodity prices during the 2019 Quarter, which outpaced increases during the 2018 Quarter, largely drove the higher unrealized losses on our outstanding derivatives.

Operating Expenses

	Successor		Predecessor
(in thousands, except per unit data)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Operating expenses:
Lease operating	$25,108	$8,317	$4,408
Transportation and marketing	17,761	5,583	3,725
Production taxes	5,483	1,415	953
Workovers	197	1,245	423
Exploration	2,054	1,585	7,003
Depreciation and depletion	34,675	11,038	11,670
General and administrative	20,947	34,654	21,234
Total operating expense	$106,225	$63,837	$49,416

Selected operating expenses per BOE:
Lease operating	$7.42	$6.66	$4.82
Transportation and marketing	5.25	4.47	4.08
Production taxes	1.62	1.13	1.04
Workovers	0.06	1.00	0.46
Depreciation and depletion	10.24	8.84	12.77

Lease operating expense for the 2019 Quarter increased compared to the 2018 Quarter primarily due to higher production and the impact of additional costs associated with the sale of our produced water assets to our affiliate KFM in the fourth quarter of 2018.

Transportation and marketing expense for the 2019 Quarter increased compared to the 2018 Quarter primarily due to higher volumes. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant.

Production taxes for the 2019 Quarter increased compared to the 2018 Quarter primarily due to the increase in oil and NGL revenue and an increase in the Oklahoma severance tax rate from 2% to 5%, effective in the third quarter of 2018, for wells in their first 3 years of production.

Workovers are associated with maintenance and other efforts to increase production. During the 2019 Quarter, these costs decreased due to minimal workover projects being undertaken.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Exploration expense:
Geological and geophysical costs	$312	$451	$2,440
Other exploration expense, including expired leases	1,695	833	4,504
ARO settlements in excess of recorded liabilities	47	301	59
Total exploration expense	$2,054	$1,585	$7,003

Exploration expense for the 2019 Quarter decreased compared to the 2018 Quarter primarily due to our cost reduction efforts and a decrease in expenses relating to expired or expiring leaseholds.

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
General and administrative expense:
Employee-related costs	$10,376	$6,785	$1,032
Strategic costs - Business Combination costs	—	23,717	17,040
Equity-based compensation	1,661	2,771	—
Professional fees	2,871	890	1,019
Severance costs	3,975	—	—
Operating leases	1,024	491	208
Other	1,040	—	1,935
Total general and administrative expense	$20,947	$34,654	$21,234

General and administrative expense for the 2019 Quarter decreased compared to the 2018 Quarter primarily due to nonrecurring strategic costs and professional fees incurred in the 2018 Quarter for advisors helping to value and integrate the acquired business pursuant to the Business Combination. General and administrative expense in the Successor Periods also include equity-based compensation awards with no similar activity in the Predecessor Period. Employee-related costs primarily increased due to higher employee expenses compared to the 2018 Quarter reflecting the increase in production activity during 2018. Following a reassessment of 2019 activity levels, we implemented a reduction in force program during the 2019 Quarter which resulted in an increase in severance costs for the current period.

Below is a reconciliation of our Adjusted EBITDAX to our loss from continuing operations before income taxes:

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Loss from continuing operations before income taxes	$(24,725)	$(34,602)	$(7,116)
Adjustments -
Interest expense	12,830	5,196	5,511
Depreciation and depletion	34,675	11,038	11,670
Exploration	2,054	1,585	7,003
Loss (gain) on unrealized hedges	24,142	18,036	(8,959)
Equity-based compensation	1,661	2,771	—
Severance costs	3,975	—	—
Business Combination related expense	—	23,717	17,040
Adjusted Upstream EBITDAX	$54,612	$27,741	$25,149
We believe Adjusted EBITDAX for our Upstream segment is useful because it allows users to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. Adjusted EBITDAX should not be considered as an alternative to our net income (loss), operating income (loss) or other performance measures derived in accordance with GAAP and may not be comparable to similarly titled measures in other companies’ reports.
Other (Income) Expense

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Alta Mesa RBL	$3,579	$278	$815
2024 Notes	9,844	6,561	3,281
Bond premium amortization	(1,231)	(820)	—
Deferred financing cost amortization	45	—	171
Other	593	(823)	1,244
Total interest expense	12,830	5,196	5,511
Interest income and other	(27)	(546)	(172)
Total other expense, net	$12,803	$4,650	$5,339
Interest expense for the 2019 Quarter increased $2.1 million compared to the 2018 Quarter primarily due to increased levels of borrowing under the Alta Mesa RBL. Deferred financing costs related to the Alta Mesa RBL and the premium associated with our 2024 Notes are being amortized over the remaining term of each obligation. Other interest expense includes commitment fees and interest expense related to our joint development agreement with BCE.

Midstream Segment Results

Revenue

(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018
Sales of gathered production	$9,560	$10,610
Midstream revenue	22,376	7,822
Produced water disposal fees	7,681	—
Total Midstream revenue	$39,617	$18,432

KFM gas volumes (MMcf)	12,364	4,240
KFM crude oil volumes (Mbbl)	594	132
KFM produced water gathering volumes (Mbbl)	7,681	—

Midstream revenue during the 2019 Quarter increased compared to the period February 9, 2018 through March 31, 2018 due to increased receipt point volumes and the impact of a second cryogenic processing train being commissioned in mid 2018.

Produced water disposal fees during the 2019 Quarter resulted from the acquisition of produced water disposal assets from Alta Mesa during the fourth quarter of 2018.

Operating Expenses

(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018
Transportation and processing	$2,063	$2,338
Midstream operating	6,151	587
Cost of sales for purchased gathered production	9,695	10,546
Workovers	116	—
Depreciation and amortization	3,224	4,641
General and administrative	8,063	2,173
Total operating expenses	$29,312	$20,285

Midstream operating expense for the 2019 Quarter increased compared to the period February 9, 2018 through March 31, 2018 due to operating expenses for the produced water disposal assets acquired from Alta Mesa during the fourth quarter of 2018 and the impact of higher volumes, which led to higher compressor-related costs.

Cost of sales of purchased gathered production declined in the 2019 Quarter as compared to the period February 9, 2018 through March 31, 2018, reflective of the sales decline noted above.

Depreciation and amortization during the period February 9, 2018 through March 31, 2018 included $3.5 million of amortization expense related to intangible customer relationship assets that were fully impaired at December 31, 2018. This impact was partially offset by an increase of $2.1 million in depreciation of tangible assets during the 2019 Quarter due to capital spending since March 31, 2018, including the purchase of the produced water disposal assets from Alta Mesa in the fourth quarter of 2018, and as a result of the increased number of days during the 2019 Quarter compared to the similar period in 2018.

(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018
General and administrative expense:
Employee-related costs	$2,633	$1,018
Equity-based compensation	1,018	42
Professional fees	419	65
Severance costs	1,896	—
Operating leases	163	14
Other	1,934	1,034
Total general and administrative expense	$8,063	$2,173

General and administrative expense increased during the 2019 Quarter as a result of increased headcount and higher equity-based compensation expense due to award grants subsequent to March 31, 2018. Following a reassessment of 2019 activity levels, we implemented a reduction in force program during the 2019 Quarter. This, along with the departure of our Vice President and Chief Operating Officer - Midstream in March 2019, resulted in severance costs during the period.

Below is a reconciliation of Midstream adjusted EBITDA to income (loss) from continuing operations before income taxes:

(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018
Income (loss) from continuing operations before income taxes	$7,778	$(2,101)
Adjustments -
Interest expense	2,630	248
Depreciation and amortization	3,224	4,641
Equity-based compensation	1,018	42
Severance costs	1,896	—
Adjusted Midstream EBITDA	$16,546	$2,830
We believe Adjusted EBITDA for our Midstream segment is useful because it allows users to more effectively evaluate our operating performance, compare the results of our operations from period to period and against our peers without regard to our financing methods or capital structure and because it highlights trends in our business that may not otherwise be apparent when relying solely on GAAP measures. Adjusted EBITDA should not be considered as an alternative to our net income (loss), operating income (loss) or other performance measures derived in accordance with GAAP and may not be comparable to similarly titled measures in other companies’ reports.

Other (Income) Expense

(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018
KFM Credit Facility	$2,382	$—
Predecessor revolving credit facility	—	153
Deferred financing cost amortization	75	—
Other	173	95
Total interest expense	2,630	248
Interest income	(4)	—
Equity in earnings of unconsolidated subsidiaries	(99)	—
Total other (income) expense, net	$2,527	$248

Interest expense for the 2019 Quarter increased primarily due to increased levels of borrowings under the KFM Credit Facility compared to the predecessor credit facility. Deferred financing costs associated with the KFM Credit Facility are being amortized over the facility’s remaining term. Other interest primarily relates to commitment fees.

Equity in earnings of unconsolidated subsidiaries represents our share of the net income during the 2019 Quarter associated with our 50% ownership in the Cimarron pipeline (“Cimarron”). Our investment in Cimarron is accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Our principal requirements for capital are to fund our day-to-day operations, development activities and to satisfy our contractual obligations related to servicing our debt and hedges. During the 2019 Quarter, our main sources of liquidity and capital resources came from operating cash flow and borrowings under the Alta Mesa RBL.

In April 2019, our borrowing base under the Alta Mesa RBL was reduced from $400.0 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $62.3 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Debtors filed Bankruptcy Petitions for reorganization under the Bankruptcy Code in Bankruptcy Court. The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order.

The Debtors have begun a marketing process to sell their assets, which may also include the midstream assets of certain of their non-Debtor affiliates. Certain of the AMH Debtors have also filed a complaint seeking a Bankruptcy Court determination that the crude oil, gas, and water gathering agreements between Debtor Oklahoma Energy Acquisitions LP, an Alta Mesa subsidiary, and non-Debtors KFM and its subsidiaries can be rejected by the Debtors.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

Because of the default under the Alta Mesa RBL and 2024 Notes arising from our bankruptcy filing, we have reported all of our Upstream debt as current. We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the cash collateral agreement approved by the Bankruptcy Court, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.8 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. Accordingly, we have determined that it is appropriate to also report all of our Midstream debt as current at March 31, 2019.

We expect to cease all development activities, other than any that may be approved by the Court, as early as October 2019, until our bankruptcy can be resolved. Our future drilling plans and capital budgets are subject to change based upon various factors, some of which are beyond our control, including drilling results, oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, midstream availability, other working interest owner participation and regulatory matters. Any deferral of planned capital expenditures, particularly with respect to bringing new wells onto production, could reduce our anticipated production, revenue and cash flow, and may result in the expiry of certain leases. However, because a large percentage of our acreage is held by production, we can alter our drilling program to minimize the risk of losing significant acreage.

Our capital spending during the second quarter of 2019 was $86.6 million and we expect our third quarter 2019 capital incurred to be approximately $47 million, of which $44 million was attributable to the Upstream segment’s 2 rig program we conducted until the time of our bankruptcy. As directed by the Bankruptcy Court, we are not allowed to operate any drilling rigs during the fourth quarter of 2019, although certain capital spending is allowed to finish drilling wells in process at the time of our bankruptcy filing. We expect our fourth quarter 2019 capital spending to be substantially less than before the bankruptcy filing.

We anticipate that bankruptcy proceedings involving us and Alta Mesa may reduce development by Alta Mesa that could result in less gathering volumes for KFM, which will adversely impact KFM’s revenue, EBITDA and operating cash flows. During bankruptcy, we will be dependent on liquidity provided by our solvent subsidiaries, including KFM, to meet our financial obligations, with such availability subject to approval by KFM’s Board of Directors and continued compliance under the KFM Credit Facility.

As we execute our business strategy, we will monitor the capital resources available to meet future financial obligations and planned capital expenditures. We cannot provide assurance that operations and other needed capital will be available on acceptable terms, or at all, and our development pace may need to change based on our evolving liquidity profile.

Cash Flow Analysis

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash from operating activities	$44,803	$(86,560)	$26,336
Cash from investing activities	(161,348)	112,860	(37,913)
Cash from financing activities	126,000	235,670	16,932
Net increase in cash, cash equivalents and restricted cash	$9,455	$261,970	$5,355

Cash flow from operating activities

During the 2019 Quarter, cash-based items of net income (loss), including revenue (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense were $48.0 million as compared to $0.4 million during the 2018 Quarter, due largely to higher revenues associated with increased production and the lack of costs associated with the Business Combination that were incurred in the 2018 Quarter. Changes in working capital and other assets and liabilities resulted in a use of cash of $3.2 million as compared to a use of cash of $60.6 million during the 2018 Quarter. The use of cash from changes in working capital during the 2019 Quarter is primarily due to payment of prior period liabilities, professional retainer fees and the utilization of cash advances, partially offset by cash generated from a reduction in receivables. During the 2018 Quarter the use of cash related mainly to the settlement of liabilities arising from the Business Combination and payment of prior period capital additions. In addition, the 2018 Quarter included net loss from Discontinued Operations of $7.7 million.

Cash flow from investing activities

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Capital expenditures	$(161,348)	$(133,055)	$(36,695)
Acquisitions	—	(796,827)	(1,218)
Proceeds withdrawn from trust account	—	1,042,742	—
Cash from investing activities	$(161,348)	$112,860	$(37,913)

During the 2019 Quarter, cash spent for capital expenditures included $96.9 million for additions to property and equipment that occurred prior to December 31, 2018. Net cash spent to acquire interests in Alta Mesa and KFM during the 2018 Quarter totaled $796.8 million.

Cash flow from financing activities

	Successor		Predecessor
(in thousands)	Three Months Ended March 31, 2019	February 9, 2018 Through March 31, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Proceeds from long-term debt borrowings	$126,000	$9,000	$60,000
Repayments of long-term debt	—	(134,065)	(43,000)
Capital contributions (distributions), net	—	—	(68)
Other	—	(1,007)	—
Cash from financing activities	$126,000	$(126,072)	$16,932

During the 2019 Quarter, our outstanding balances owed under the Alta Mesa RBL and KFM Credit Facility increased by $126.0 million from December 31, 2018 largely related to borrowings to fund of our capital expenditures.

Immediately following the Business Combination on February 9, 2018, we repaid in full the outstanding balance owed under a predecessor Alta Mesa credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivatives to manage or reduce market risk, but we do not enter into derivatives for speculative purposes. We do not designate derivatives as hedges for accounting purposes.

Commodity Price Risk and Hedges

Our major market risk exposure is to prevailing prices for oil, gas and NGLs, which have historically been volatile. As such, future results are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional prices for gas. We have used, and expect to continue to use, derivatives to reduce our exposure to the risks of price changes. Pursuant to our risk management policy, we engage in these activities as a hedging mechanism against low prices and price volatility associated with developed and undeveloped reserves.

Forecasted production is estimated based on our December 31, 2018 reserve estimation process using prices, costs and other assumptions required by SEC rules. Our actual production will vary from the amounts estimated in the report, perhaps materially. Our Risk Factors in our 2018 10-K contain discussions of significant matters related to future production.

The fair value of our oil and gas derivatives and basis swaps at March 31, 2019 was a net liability of $6.7 million. A 10% increase in oil and gas prices (with all other factors held constant) would result in a net liability of $24.4 million at March 31, 2019 and a 10% decrease in oil and gas prices (with all other factors held constant) would result in a net asset of $9.8 million at March 31, 2019. During September 2019, we closed out all open derivative positions with each of our 7 counterparties resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

Counterparty and Customer Credit Risk

Our derivatives expose us to credit risk in the event of nonperformance by counterparties. While we do not require them to post collateral, we do monitor the credit standing of such counterparties, all of which have investment grade ratings, and are lenders under the Alta Mesa RBL.

Our principal ongoing exposures to credit risk are from joint interest receivables and receivables from the sale of our oil and gas production and midstream gathering and processing activities. The inability or failure of our customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. However, we believe the credit quality of our purchasers of production, midstream services and other working interest owners is high.

Because Alta Mesa filed for bankruptcy protection, KFM’s ability to collect fees from Alta Mesa for midstream services could be impaired. We cannot predict the likelihood, if any, that Alta Mesa’s bankruptcy filing could have on KFM’s operating cash flow.
During most of the first quarter of 2019 and throughout 2018, ARM Energy Management, LLC (“ARM”) marketed our oil, gas and NGLs for a marketing fee that is deducted from sales proceeds collected by ARM from purchasers. The sales are generally made under short-term contracts with month-to-month pricing based on published regional indices, adjusted for transportation, location and quality. In March 2019, in preparation for handling oil and NGL marketing responsibilities internally, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM. As of June 1, 2019, we terminated our oil and NGL marketing agreement with ARM and have begun marketing such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019.

For the 2019 Quarter, ARM marketed $93.4 million, or 68.8% of our operating revenue for the period.

Joint operations receivables arise from billings to entities that own interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

Interest Rates

We are subject to interest rate risk under the Alta Mesa RBL and KFM Credit Facility. We currently have no open interest rate derivatives. A 100 basis point increase in interest rates would increase our annual interest expense for both facilities by approximately $4.6 million, based on the balances outstanding at March 31, 2019.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the 2019 Quarter.  Although the impact of inflation has been insignificant in recent years, it could cause future upward pressure on the cost of oilfield services, equipment and general and administrative expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As described further in our 2018 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to existence of material weakness in our internal control over financial reporting (“ICFR”). Apart from the controls and procedures relating to accounting for business combinations, several of the material weaknesses in our ICFR continued to exist during the 2019 Quarter. These material weaknesses include:

•	establishment of formal policies and procedures;

•	ineffective monitoring activities that span the Company to ensure that internal controls processes are functioning properly;

•	ineffective controls over the financial statement close and disclosure process; and

•	over-reliance on and ineffective controls over access to and changes involving critical worksheets.

As noted in our 2018 10-K, KFM was excluded from management’s assessment of internal control over financial reporting as of December 31, 2018 but will be included in our assessment for 2019.

Changes in Internal Control Over Financial Reporting (ICFR)

While we have made progress in multiple areas to improve ICFR, management is continuing to implement the remediation plan described in our 2018 10-K and continues to work to make changes in controls and procedures in a manner consistent with the size, complexity and scale of operations subsequent to the Business Combination.

During the 2019 Quarter, we have made access changes to payroll, production accounting, and reserves systems to address material weaknesses identified during 2018. Testing to be conducted later in 2019 will determine whether these changes to system access will prove effective in remediating the underlying material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities arising in the ordinary course of business. The outcomes cannot be reasonably estimated. Accruals for losses associated with litigation are made when losses are deemed probable and can be reasonably estimated. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. There have been no significant changes during the 2019 Quarter to the matters described in Legal Proceedings in our 2018 10-K.

The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including the matters discussed in our 2018 10-K.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. There have been no material changes during the 2019 Quarter to the risk factors described under Risk Factors in our 2018 10-K, except as provided below.

The Debtors are subject to the risks and uncertainties associated with proceedings under Chapter 11 of title 11 of the Bankruptcy Code.
For the duration of our Chapter 11 proceedings, the Debtors’ operations and their ability to develop and execute their business plans, as well as continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	the Debtors’ ability to develop, confirm and consummate a Chapter 11 plan, asset sale or alternative restructuring transaction;

•	the Debtors’ ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	the Debtors’ ability to continue utilizing their relationships with their suppliers, service providers, customers, employees and other third parties;

•	the Debtors’ ability to maintain contracts that are critical to their operations;

•	the Debtors’ ability to execute their business plans;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with the Debtors;

•	the Debtors’ ability to access, and maintain access to, sufficient financing for the duration of the Chapter 11 proceedings;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for the Debtors to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a proceeding under Chapter 7 of the Bankruptcy Code; and

•	the actions and decisions of the Debtors’ creditors and other third parties who have interests in these Chapter 11 proceedings that may be inconsistent with the Debtors’ plans.

These risks and uncertainties could affect the Debtors’ business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect the Debtors’ relationships with suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect the operations and financial condition of the Debtors. Also, the Debtors need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit their ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during these Chapter 11 proceedings that may be inconsistent with the Debtors’ plans.

The AMH Debtors’ cash collateral order and termination events limit the AMH Debtors’ operating flexibility, and the occurrence of any termination event under the cash collateral order could have significant adverse consequences.
The cash collateral order requires the AMH Debtors to adhere to an agreed budget with the secured lenders holding an interest in such cash collateral, and it contains covenants and/or termination events that, among other things, restrict the AMH Debtors’ ability to take specific actions and, in the case of termination events, may be outside of the AMH Debtors’ control. The initial cash collateral order spans four weeks and is subject to renewal for succeeding four week periods that require Bankruptcy Court approval which may not be granted. Additionally, the cash collateral order contains specified milestones and dates by which they must occur relating to a potential sale of all or substantially all of the AMH Debtors’ assets, and/or pursuit of a Chapter 11 plan of reorganization of the AMH Debtors, with which the AMH Debtors must comply. The AMH Debtors’ ability to comply with these timelines may be affected by events and circumstances outside of their control. Non-compliance with the cash collateral order could result in the AMH Debtors losing access to cash collateral and/or foreclosure by the AMH Debtors’ secured lenders on the AMH Debtors’ assets that serve as collateral for their loans, subject to the terms of the cash collateral order.

Operating under Bankruptcy Court protection for a long period of time may harm our business.
A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 proceedings continue, the Debtors will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. Although no such financing has been sought to date, the Chapter 11 proceedings may also require the Debtors to seek debtor-in-possession financing to fund operations. If the Debtors are unable to obtain such financing on favorable terms or at all, their chances of successfully reorganizing their business may be seriously jeopardized, the likelihood that the Debtors will be required to liquidate their assets may be enhanced, and, as a result, any securities in the Debtors could become further devalued or become worthless. In addition, the AMH Debtors’ access to cash that serves as collateral for Alta Mesa’s secured lenders depends on Alta Mesa’s ability to obtain the consent of such lenders to continued use of cash collateral or entry of a Bankruptcy Court order authorizing such use without consent of the lenders.

Under the cash collateral order, the AMH Debtors are required to suspend most of their capital spending program, which will result in delays in developing our resources and in bringing new production on line. This could adversely impact our operating cash flow.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, the Debtors’ operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

The Chapter 11 proceedings create substantial uncertainty regarding certain significant intercompany commercial and other relationships.
The Chapter 11 proceedings create substantial uncertainty regarding certain significant commercial and other relationships among us, the other Debtors and our other subsidiaries, including KFM. These relationships include oil and gas gathering agreements, a produced water gathering and disposal agreement and a tax receivable agreement, among others, which may be subject to review and some of which have been challenged in the Chapter 11 proceedings. On September 12, 2019, an adversary proceeding was commenced by certain of the AMH Debtors against KFM, Oklahoma Produced Water Solutions, LLC, SRII Opco, HMI, Michael E. Ellis, and Harlan H. Chappelle (together, the “Defendants”), alleging, among other things, that the Defendants breached their respective fiduciary duties owed to the AMH Debtors by entering into certain related party transactions and asserting that the gathering agreements are executory contracts. Pursuant to the adversary proceeding complaint, AMH is seeking declaratory judgements that the gathering agreements cannot continue to burden AMH or its estates and can therefore be rejected under the Bankruptcy Code. The Bankruptcy Court has not yet set a schedule to adjudicate the complaint and the outcome is unknown at this time. We are unable to estimate the outcome of such challenges or other claims arising out of the Chapter 11 proceedings, any resulting material losses, obligations or other liabilities or their possible material adverse effect on KFM’s or our other subsidiaries’ business, results of operations and financial condition. The costs of potential liabilities resulting from the Chapter 11 proceedings could have a material and adverse impact on KFM’s business, financial condition, results of operations and cash flows.

The Debtors may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, the Debtors must meet certain statutory requirements with respect to adequacy of disclosure for a Chapter 11 plan, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding a Chapter 11 plan.

The Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm a Chapter 11 plan. Even if the requisite acceptances are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether the Debtors would be able to reorganize their business and what, if anything, holders of claims against the Debtors would ultimately receive with respect to their claims.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.

The Debtors’ liquidity, including their ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) their ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) their ability to maintain adequate cash on hand, (iii) their ability to generate cash flow from operations, (iv) continued access to the liquidity in our non-bankrupt subsidiaries, (v) their ability to develop, confirm and consummate a Chapter 11 plan or other alternative sale or restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 proceedings.

In addition, because some of our subsidiaries did not file for bankruptcy protection they may be required to retain professional service providers that are redundant to the Debtors’ advisors. These expanded costs could stress their ability to fund other revenue-generating costs.

As a result of the Chapter 11 proceedings, the Debtors’ financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, the Debtors expect their financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact their financial results. As a result, the Debtors’ historical financial performance is likely not indicative of financial performance after the date of the bankruptcy filing. In addition, if the Debtors emerge from Chapter 11, the amounts reported in subsequent periods may materially change relative to historical results, including due to revisions to their operating plans pursuant to a plan of reorganization. The Debtors also may be required to adopt fresh start accounting, in which case their assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities prior to seeking bankruptcy protection. The Debtors’ financial results after the application of fresh start accounting also may be different from historical trends.

The Debtors may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on their financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The Debtors’ inability to pay service providers on a timely basis may have an adverse effect on their ability to secure their future services.

The Debtor’s inability to satisfy their obligations to service providers on a timely basis may result in irreparable harm to relationships with them and their willingness to continue to do business with the Debtors in the future under acceptable terms. Certain of the Debtors’ service providers have recently filed, and other service providers in the future may file, liens on the Debtors’ assets in order to collect on debts incurred prior to the bankruptcy filing. In addition, the Debtors as well as KFM and its subsidiaries may be required to make advance payments for services, and some critical and/or uniquely qualified service providers may refuse to continue to do business with us, which would result in material adverse consequences to us.

We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable increase in workload, distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the duration of the Chapter 11 proceedings is limited by restrictions for incentive programs under the Bankruptcy Code and by the cash collateral order. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition and results of operations.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
We can provide no assurance as to whether the Debtors will successfully reorganize and emerge from the Chapter 11 proceedings or, if they do successfully reorganize, as to when they would emerge from the Chapter 11 proceedings.
If the Bankruptcy Court finds that it would be in the best interest of the Debtors’ creditors and/or the Debtors best interest, the Bankruptcy Court may convert the anticipated Chapter 11 bankruptcy case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner, (ii) additional administrative expenses that would be incurred in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Any Chapter 11 plan or other plan of reorganization that the Debtors may implement will be based in large part upon assumptions and analyses developed by the Debtors. If these assumptions and analyses prove to be incorrect, the plan may be unsuccessful in its execution.

Any Chapter 11 plan or other plan of reorganization that the Debtors may implement could affect both their capital structure and the ownership, structure and operation of their businesses and will reflect assumptions and analyses based on their experience and perception of historical trends, current conditions and expected future developments, as well as other factors that they consider appropriate under the circumstances. Whether actual future results and developments will be consistent with these expectations and assumptions depends on a number of factors, including but not limited to (i) the ability to substantially change the Debtors’ capital structure; (ii) the ability to obtain adequate liquidity and financing sources; (iii) the ability to maintain customers’ confidence in the Debtors’ viability as a continuing entity and to attract and retain sufficient business from them; (iv) the ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of these businesses.

In addition, any plan of reorganization will be premised upon financial projections, including with respect to revenues, EBITDA, EBITDAX, capital expenditures, debt service and cash flow. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be accurate. In this case, the projections will be even more speculative than normal, because they may involve fundamental changes in the nature of the Debtors’ capital structure. Accordingly, the Debtors expect that their actual financial condition and results of operations will differ, perhaps materially, from what they have anticipated. Consequently, we can provide no assurance that the results or developments contemplated by any plan of reorganization the Debtors may implement will occur or, even if they do occur, that they will have the anticipated effects on the Debtors or their businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

Even if a Chapter 11 plan of reorganization is consummated, the Debtors may not be able to achieve their stated goals and continue as a going concern.
Even if a Chapter 11 plan of reorganization is consummated, the Debtors may continue to face a number of risks, such as deterioration in commodity prices or other changes in economic conditions, changes in the industry, changes in demand for oil and gas and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve the stated goals.

In addition, at the outset of Chapter 11 proceedings, the Bankruptcy Code gives the debtors the exclusive right to propose the plan of reorganization and prohibits creditors, equity security holders and others from proposing a plan. The Debtors currently have the exclusive right to propose a plan of reorganization. If that right is terminated, however, or the exclusivity period expires, there could be a material adverse effect on their ability to achieve confirmation of a plan of reorganization in order to achieve their stated goals.

Furthermore, even if the Debtors’ debts are reduced or discharged through a plan of reorganization, they may need to raise additional funds through public or private debt or equity financing or other various means to fund their business after the completion of the Chapter 11 proceedings. The Debtors’ access to additional financing may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

The Debtors’ ability to continue as a going concern is dependent upon their ability to raise additional capital. As a result, they cannot give any assurance of their ability to continue as a going concern, even if a plan of reorganization is confirmed.

For the duration of the Chapter 11 proceedings, Alta Mesa may not be able to enter into commodity derivatives covering estimated future production on favorable terms or at all.
During the Chapter 11 proceedings, Alta Mesa’s ability to enter into new commodity derivatives covering estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges and the willingness for counterparties to transact with us. As a result, Alta Mesa may not be able to enter into additional commodity derivatives covering production in future periods on favorable terms or at all. If Alta Mesa cannot or chooses not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than competitors who engage in hedging arrangements. Alta Mesa’s inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of Alta Mesa Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.2
Certificate of Designation of Series A Preferred Stock of Alta Mesa Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.3
Certificate of Designation of Series B Preferred Stock of Alta Mesa Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2018).

3.4	Bylaws of Alta Mesa Resources, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-216409) filed with the SEC on March 2, 2017).
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

10.1
Employment Agreement dated as of January 7, 2019, by and between Alta Mesa Services, LP and John C. Regan (incorporated by reference from Exhibit 10.8 to Alta Mesa Resources’ Annual Report on Form 10-K filed with the SEC on August 27, 2019).

10.2
Separation Agreement by and between Alta Mesa Services, LP and Craig W. Collins, dated March 26, 2019 (incorporated by reference from Exhibit 10.1 to Alta Mesa Resources’ Current Report on Form 8-K filed with the SEC on March 28, 2019).

10.3	Form 2019 Incentive Program Letter Agreement (incorporated by reference from Exhibit 10.2 to Alta Mesa Resources’ Current Report on Form 8-K filed with the SEC on March 28, 2019).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*	Interactive data files.
* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ALTA MESA RESOURCES, INC.
(Registrant)

By	/s/ John C. Regan
John C. Regan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated	September 20, 2019