Form 10-Q
period 2019-06-30
Alta Mesa Resources, Inc. /DE
filed 2019-10-01
CIK 1690769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________________________________
FORM 10-Q
_____________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to___
Commission file number: 001-38040
_______________________________________
ALTA MESA RESOURCES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

Delaware				81-4433840
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

15021 Katy Freeway,	Suite 400,	Houston,	Texas	77094
(Address of principal executive offices)				(Zip Code)
Registrant’s telephone number, including area code: 281-530-0991
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMRQQ	OTC Pink Marketplace
Warrants to purchase one share of Class A Common Stock	AMRWQ	OTC Pink Marketplace
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐
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

Glossary of Terms

The definitions and abbreviations set forth below apply to the indicated terms throughout this filing.

Company Specific Terms -
2018 10-K -	Alta Mesa Resources, Inc. Annual Report on Form 10-K for the year ended December 31, 2018.
2018 Period -	The combined Predecessor Period and Successor Period from February 9, 2018 through June 30, 2018 and January 1, 2018 through February 8, 2018.
2019 Period -	The six months ended June 30, 2019.
2024 Notes -	$500 million aggregate principal amount of 7.875% senior unsecured notes maturing December 2024.
Alta Mesa -	Alta Mesa Holdings, LP. This entity conducts our Upstream activities.
Alta Mesa GP -	Alta Mesa Holdings GP, LLC, a majority owned subsidiary of SRII Opco, LP.
Alta Mesa RBL -	Alta Mesa Eighth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, as amended. This credit agreement is a reserve based loan or RBL.
Alta Mesa Services -	Alta Mesa Services, LP is a wholly owned subsidiary of Alta Mesa Holdings, LP.
AMH Debtors -	Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, OEM GP, LLC, Alta Mesa Finance Services Corp, Alta Mesa Services, LP and Oklahoma Energy Acquisitions, LP.
ARM -	ARM Energy Management, LLC, a company that marketed our oil and gas production and provided services relating to our derivatives.
Bankruptcy Code -	Chapter 11 of the United States Bankruptcy Code.
Bankruptcy Court -	United States Bankruptcy Court for the Southern District of Texas.
BCE -	BCE-STACK Development LLC, a fund advised by Bayou City Management, LLC.
Business Combination -	The acquisition by Alta Mesa Resources, Inc. of controlling interests in Alta Mesa Holdings GP, LLC, Alta Mesa Holdings, LP, and KFM Midstream, LLC.
Debtors -	Alta Mesa Resources, Inc., Alta Mesa Holdings, LP, Alta Mesa Holdings GP, LLC, OEM GP, LLC, Alta Mesa Finance Services Corp, Alta Mesa Services, LP and Oklahoma Energy Acquisitions, LP.
High Mesa -	High Mesa Holdings, LP, a partnership formed in connection with executing the Business Combination.
HMI -	High Mesa, Inc., the predecessor owner of Alta Mesa Holdings, LP.
KFM -	Kingfisher Midstream, LLC. This entity conducts our Midstream activities.
KFM Credit Facility -	Kingfisher Midstream, LLC amended and restated senior secured revolving credit facility with Wells Fargo Bank, National Association, as the administrative agent.
Midstream -	Reportable business segment representing our midstream activities.
Predecessor Period -	The period from January 1, 2018 through February 8, 2018.
PSU's -	Performance-based restricted stock units issued to employees under the Alta Mesa Resources, Inc. 2018 Long-Term Incentive Plan.
SRII Opco -	SRII Opco, LP is a subsidiary of Alta Mesa Resources, Inc. and direct owner of Alta Mesa Holdings, LP and Kingfisher Midstream, LLC.
Successor Period -	The period from February 9, 2018 through June 30, 2018, and all periods thereafter.
Upstream -	Reportable business segment representing our exploration and production activities.
Oil, Gas and Other Terms -
Basin -	A large natural depression on the earth’s surface in which sediments generally brought by water accumulate.
bbl -	One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to describe volumes of crude oil, condensate or natural gas liquids.
bbld -	Barrels per day.
Bcf -	One billion cubic feet of natural gas.

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

Cautionary Statement Regarding Forward-Looking Statements
The information in this Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our ability to continue as a going concern, the outcome or timing of our emergence from bankruptcy, strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could”, “should”, “will”, “plan”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in this Quarterly Report, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (“Q1 2019 Form 10-Q”) and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”). These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.
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

We caution you that any forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and natural gas liquids. Some factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the ability to confirm and consummate a plan of reorganization; risks attendant to the bankruptcy process, including the effects thereof on our business and on the interests of various constituents, the length of time that we might be required to operate in bankruptcy and the continued availability of operating capital during the pendency of such proceedings; risks associated with third party motions in any bankruptcy case, which may interfere with the ability to confirm and consummate a plan of reorganization; potential adverse effects on our liquidity or results of operations; increased costs to execute the reorganization; effects on the market price of our common stock and on our ability to access the capital markets; commodity price volatility, global economic conditions, including supply and demand levels for oil, gas and NGLs, inflation, increased operating costs, lack of availability of drilling and production equipment, supplies, services and qualified personnel, liabilities resulting from litigation or the SEC investigation, difficulties in obtaining necessary approvals and permits, uncertainties related to new technologies, geographical concentration of our operations, environmental risks, weather risks, security risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating oil and gas reserves and in projecting future rates of production, reductions in cash flow, lack of access to capital, our ability to satisfy future cash obligations, restrictions in our debt agreements, the timing of development expenditures, managing our growth and integration of acquisitions, cyber-attacks, failure to realize expected value creation from property acquisitions, title defects, limited control over non-operated properties, and the other risks described in Risk Factors in our 2018 10-K and in the 10-Q for the period ended March 31, 2019.

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

Should one or more of the risks or uncertainties described in this Quarterly Report, in the 2018 10-K or the 10-Q for the period ended March 31, 2019 occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances occurring after the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except shares outstanding and per share data)

	Successor				Predecessor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Revenue
Oil	$90,668	$75,291	$177,031	$115,569	$30,972
Natural gas	12,384	7,980	30,834	13,190	4,276
Natural gas liquids	10,251	10,241	21,467	14,955	4,000
Sales of gathered production	10,439	8,924	19,999	12,797	—
Midstream revenue	6,549	6,817	13,704	10,077	—
Other	3,014	2,229	6,099	2,784	888
Operating revenue	133,305	111,482	269,134	169,372	40,136
Gain (loss) on sale of assets	—	(63)	1,483	5,076	840
Gain (loss) on derivatives	12,412	(29,219)	(11,365)	(51,230)	6,663
Total revenue	145,717	82,200	259,252	123,218	47,639
Operating expenses
Lease operating	15,114	12,679	35,058	20,996	4,408
Transportation, processing and marketing	6,837	5,396	11,440	8,755	3,725
Midstream operating	6,520	3,313	12,671	3,900	—
Cost of sales for purchased gathered production	8,720	8,902	18,415	12,711	—
Production taxes	5,117	2,606	10,600	4,021	953
Workovers	807	333	1,120	1,578	423
Exploration	3,289	8,083	5,343	9,668	7,003
Depreciation, depletion and amortization	38,009	33,934	75,908	49,613	11,670
Impairment of assets	6,500	—	6,500	—	—
General and administrative	27,172	22,456	56,690	60,208	21,234
Total operating expenses	118,085	97,702	233,745	171,450	49,416
Operating income	27,632	(15,502)	25,507	(48,232)	(1,777)
Other income (expense)
Interest expense	(16,755)	(11,779)	(32,215)	(17,223)	(5,511)
Interest income	79	824	130	1,370	172
Equity in earnings of unconsolidated subsidiaries	643	—	742	—	—
Total other income (expense), net	(16,033)	(10,955)	(31,343)	(15,853)	(5,339)
Income (loss) from continuing operations before income taxes	11,599	(26,457)	(5,836)	(64,085)	(7,116)
Income tax provision (benefit)	—	(3,791)	—	(7,665)	—
Income (loss) from continuing operations	11,599	(22,666)	(5,836)	(56,420)	(7,116)
Loss from discontinued operations, net of tax	—	—	—	—	(7,746)
Net income (loss)	11,599	(22,666)	(5,836)	(56,420)	$(14,862)
Net income (loss) attributable to noncontrolling interests	9,354	(16,066)	326	(36,490)
Net income (loss) attributable to Alta Mesa Resources, Inc. stockholders	$2,245	$(6,600)	$(6,162)	$(19,930)

Attributable to Alta Mesa Resources, Inc. stockholders:
Income (loss) per share - basic and diluted	$0.01	$(0.04)	$(0.03)	$(0.12)
Weighted average shares outstanding - basic	180,742,049	173,345,982	180,505,318	171,908,486
Weighted average shares outstanding - diluted	180,742,049	207,965,929	180,505,318	208,112,707
The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except shares and per share data)
໿

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$91,111	$26,854
Restricted cash	890	1,001
Accounts receivable, net	73,776	87,842
Other receivables	3,635	6,331
Related party receivables, net	2,310	3,341
Prepaid expenses and other	5,575	1,125
Derivatives	4,727	16,423
Total current assets	182,024	142,917
Property and equipment, net
Oil and gas properties, successful efforts method	784,079	763,337
Other property and equipment	470,547	444,269
Total property and equipment, net	1,254,626	1,207,606
Other assets
Operating lease right-of-use assets, net	8,180	—
Equity method investment	1,842	1,100
Deferred financing costs, net	2,836	3,195
Deposits and other long-term assets	41	65
Derivatives	2,508	2,947
Total other assets	15,407	7,307
Total assets	$1,452,057	$1,357,830

	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$1,089,162	$690,123
Accounts payable and accrued liabilities	109,901	247,439
Advances from non-operators	1,755	5,193
Advances from related party	4,003	9,839
Asset retirement obligations, current portion	44	2,079
Current operating lease liability	1,018	—
Derivatives	840	1,710
Total current liabilities	1,206,723	956,383
Long-term liabilities
Asset retirement obligations, net of current portion	12,442	9,473
Long-term debt, net	—	174,000
Other long-term liabilities	5,096	1,667
Operating lease liabilities, net of current portion	13,962	—
Derivatives	189	180
Total long-term liabilities	31,689	185,320
Total liabilities	1,238,412	1,141,703
Preferred Stock, $0.0001 par value
Class A: 1,000,000 shares authorized; 3 shares issued; 2 outstanding	—	—
Class B: 1,000,000 shares authorized; 1 share issued and outstanding	—	—
Common stock, $0.0001 par value
Class A: 1,200,000,000 shares authorized; 182,636,433 shares issued and outstanding (180,072,227 issued and outstanding at December 31, 2018)	18	18
Class C: 280,000,000 shares authorized; 199,987,976 and 202,169,576 issued and outstanding at June 30, 2019 and December 31, 2018	20	20
Additional paid in capital	1,509,716	1,503,382
Accumulated deficit	(1,538,975)	(1,532,813)
Total stockholders’ equity	(29,221)	(29,393)
Noncontrolling interests	242,866	245,520
Total equity	213,645	216,127
Total liabilities and stockholders’ equity	$1,452,057	$1,357,830
The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Successor		Predecessor
	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Cash flows from operating activities:
Net loss	$(5,836)	$(56,420)	$(14,862)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation, depletion and amortization	75,908	49,613	12,554
Non-cash lease expense	1,675	—	—
Provision for uncollectible receivables	1,177	—	—
Impairment of assets	6,500	—	5,560
Amortization of deferred financing costs	368	152	171
Amortization of debt premium	(2,462)	(2,051)	—
Equity-based compensation expense	3,519	7,729	—
Non-cash exploration expense	388	7,288	4,575
(Gain) loss on derivatives	11,365	51,230	(6,663)
Cash settlements of derivatives	909	(18,334)	(2,296)
Premium paid on derivatives	(1,000)	—	—
Interest converted into debt	—	—	103
Interest added to notes receivable from affiliate	—	(417)	(85)
Deferred tax provision (benefit)	—	(7,665)	—
Loss on sale of fixed assets	114	63	1,923
Equity in earnings of unconsolidated subsidiaries	(742)	—	—
Impact on cash from changes in:
Accounts receivable	13,744	(9,143)	(21,184)
Other receivables	2,696	996	(662)
Related party receivables	179	(6,260)	(117)
Prepaid expenses and other assets	(4,426)	8,116	(591)
Advances from related party	(154)	(10,371)	24,116
Settlement of asset retirement obligations	(5,835)	(806)	(63)
Accounts payable, accrued liabilities and other liabilities	(12,123)	(78,542)	23,857
Operating lease obligations	(1,376)	—	—
Cash from operating activities	84,588	(64,822)	26,336
Cash flows from investing activities:
Capital expenditures	(247,942)	(340,631)	(36,695)
Acquisitions, net of cash acquired	—	(791,819)	(1,218)
Proceeds withdrawn from trust account	—	1,042,742	—
Investment in equity affiliate and other, net	—	(6,945)	—
Cash from investing activities	(247,942)	(96,653)	(37,913)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	227,500	80,000	60,000
Repayments of long-term debt	—	(193,565)	(43,000)
Deferred financing costs paid	—	(3,670)	—
Capital distributions	—	—	(68)
Proceeds from issuance of Class A shares	—	400,000	—
Repayment of sponsor note	—	(2,000)	—
Repayment of deferred underwriting compensation	—	(36,225)	—
Redemption of Class A common shares	—	(33)	—
Cash from financing activities	227,500	244,507	16,932
Net increase in cash, cash equivalents and restricted cash	64,146	83,032	5,355
Cash, cash equivalents and restricted cash, beginning of period	27,855	388	4,990
Cash, cash equivalents and restricted cash, end of period	$92,001	$83,420	$10,345

The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Successor)
(in thousands)

	Common Stock								Total
	Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at February 8, 2018	3,862	$—	25,875	$3	—	$—	$3,106	$(8,114)	$(5,005)	$—	$(5,005)
Conversion of common shares from Class B to Class A at closing of Business Combination	25,875	3	(25,875)	(3)	—	—	—	—	—	—	—
Class A common shares released from possible redemption	99,638	10	—	—	—	—	996,374	—	996,384	—	996,384
Class A common shares redeemed	(3)	—	—	—	—	—	(33)	—	(33)	—	(33)
Sale of Class A common shares	40,000	4	—	—	—	—	399,996	—	400,000	—	400,000
Class C common shares issued in connection with the closing of the Business Combination	—	—	—	—	213,402	21	(21)	—	—	—	—
Noncontrolling interest in SRII Opco issued in the Business Combination	—	—	—	—	—	—	—	—	—	2,058,635	2,058,635
Balance at February 9, 2018	169,372	17	—	—	213,402	21	1,399,422	(8,114)	1,391,346	2,058,635	3,449,981
Equity based compensation expense	—	—	—	—	—	—	3,466	—	3,466	—	3,466
Net loss	—	—	—	—	—	—	—	(13,330)	(13,330)	(20,424)	(33,754)
Balance at March 31, 2018	169,372	17	—	—	213,402	21	1,402,888	(21,444)	1,381,482	2,038,211	3,419,693
Additional Class C common shares issued in connection with the settlement of the purchase consideration in the business combination	—	—	—	—	1,109	—	—	—	—	—	—
Noncontrolling interest in SRII Opco assumed in the business combination	—	—	—	—	—	—	—	—	—	8,758	8,758
Redemption of noncontrolling interests and Class C common shares for Class A common shares	9,589	1	—	—	(9,589)	(1)	90,872	—	90,872	(91,309)	(437)
Restricted stock awards vested	98	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	4,263	—	4,263	—	4,263
Net loss	—	—	—	—	—	—	—	(6,600)	(6,600)	(16,066)	(22,666)
Balance at June 30, 2018	179,059	$18	—	$—	204,922	$20	$1,498,023	$(28,044)	$1,470,017	$1,939,594	$3,409,611

The accompanying notes are an integral part of these financial statements.

ALTA MESA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Successor)
(in thousands)

	Common Stock								Total
	Class A		Class B		Class C		Paid-In	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2019	180,072	$18	—	$—	202,170	$20	$1,503,382	$(1,532,813)	$(29,393)	$245,520	$216,127
Restricted stock awards vested, net of taxes	338	—	—	—	—	—	67	—	67	(209)	(142)
Equity-based compensation expense	—	—	—	—	—	—	2,679	—	2,679	—	2,679
Net loss	—	—	—	—	—	—	—	(8,407)	(8,407)	(9,028)	(17,435)
Balance at March 31, 2019	180,410	18	—	—	202,170	20	1,506,128	(1,541,220)	(35,054)	236,283	201,229
Conversion of commons shares from Class C shares to Class A	2,182	—	—	—	(2,182)	—	2,756	—	2,756	(2,756)	—
Restricted stock awards vested, net of taxes	44	—	—	—	—	—	(8)	—	(8)	(15)	(23)
Equity-based compensation	—	—	—	—	—	—	840	—	840	—	840
Net income	—	—	—	—	—	—	—	2,245	2,245	9,354	11,599
Balance at June 30, 2019	182,636	$18	—	$—	199,988	$20	$1,509,716	$(1,538,975)	$(29,221)	$242,866	$213,645

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

ALTA MESA RESOURCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alta Mesa Resources, Inc., together with its consolidated subsidiaries (“we” or “the Company”), is an independent exploration and production company focused on the acquisition, development, exploration and production of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. We operate in two reportable business segments - Upstream and Midstream. Alta Mesa Holdings, LP (“Alta Mesa”) conducts our Upstream activities and owns our proved and unproved oil and gas properties located in an area of the Anadarko Basin commonly referred to as the STACK. We generate upstream revenue principally by the production and sale of oil, gas and NGLs. We also operate in the Midstream segment through Kingfisher Midstream, LLC (“KFM”). KFM has a gas and oil gathering network, a cryogenic gas processing plant with offtake capacity, field compression facilities and a produced water disposal system in the Anadarko Basin that generate revenue primarily through long-term, fee-based contracts. The KFM midstream assets are integral to our Upstream operations, which we conduct in the same region, and they are strategically positioned to provide similar services to other producers in the area.

We were originally incorporated in Delaware in November 2016 as a special purpose acquisition company under the name Silver Run Acquisition Corporation II for the purpose of effecting a merger, exchange, acquisition, purchase, reorganization or similar business combination involving it and one or more businesses. On February 9, 2018 we acquired interests in Alta Mesa, Alta Mesa Holdings GP, LLC (“Alta Mesa GP”) and KFM through a newly formed subsidiary, SRII Opco, LP (“SRII Opco”) in a transaction referred to as the “Business Combination”, and changed our name from “Silver Run Acquisition Corporation II” to “Alta Mesa Resources, Inc.” As a result of our failure to comply with the continued listing requirements of the NASDAQ Capital Market (“NASDAQ”), trading in our Class A Common Stock and public warrants was suspended on September 24, 2019, and they are now traded over the counter under the trading symbols “AMRQQ” and “AMRWQ,” respectively.

In connection with the closing of the Business Combination, Alta Mesa distributed its non-STACK oil and gas assets and associated liabilities to its prior owner, High Mesa Holdings, LP (“High Mesa”). The non-STACK assets and liabilities are reflected as discontinued operations in the Predecessor portion of our financial statements.

All intercompany transactions and accounts have been eliminated. These interim condensed consolidated financial statements are unaudited, but we believe these statements reflect all adjustments necessary for a fair presentation of the periods reported. All such adjustments are of a normal, recurring nature unless otherwise disclosed. These financial statements and disclosures have been prepared in accordance with the SEC’s rules for interim financial statements and do not include all the information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 10-K. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. We have no items of other comprehensive income during any period presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
We are required to evaluate our ability to continue as a going concern for a period of one year following the date of issuance of our financial statements. As part of that evaluation, we took into consideration a number of factors that were previously disclosed in our 2018 10-K. Most significantly, we have seen significant reductions to our borrowing base under the Alta Mesa RBL in 2019. On April 1, 2019, our borrowing base under the Alta Mesa RBL was reduced by $30 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200.0 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $63.0 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Company, Alta Mesa, Alta Mesa GP, OEM GP, LLC, Alta Mesa Finance Services Corp, Alta Mesa Services and Oklahoma Energy Acquisitions, LP (the “AMH Debtors” and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order and the related terms and conditions provided therein.

The Debtors have begun a marketing process to sell their assets, which may also include KFM’s midstream assets. Certain of the AMH Debtors have also filed a complaint seeking a Bankruptcy Court determination that the crude oil, gas, and water gathering agreements between Debtor Oklahoma Energy Acquisitions LP, an Alta Mesa subsidiary, and non-Debtors KFM and its subsidiaries can be rejected by the Debtors.

We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the approved cash collateral agreement, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.3 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations. These factors raise substantial unmitigated doubt about our ability to continue as a going concern.
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

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires the use of a new “expected credit loss” impairment model rather than the “incurred loss” model we use today. With respect to our trade and notes receivables and certain other financial instruments, we may be required to (i) maintain and use lifetime loss information rather than annual loss data and (ii) forecast future economic conditions and quantify the effect of those conditions on future expected losses. The standard, including related amendments, which will be effective for us no earlier than January 2020, also requires additional disclosures regarding the credit quality of our trade and notes receivables and other financial instruments. No determination has yet been made of the impact of this new standard on our financial position or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this standard align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). Under this new standard, a customer in a hosting arrangement that is a service contract is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as a prepaid asset related to the service contract and which costs to expense. The capitalized implementation costs are to be expensed over the term of the hosting arrangement and reflected in the same line in the consolidated statement of operations as the fees associated with the hosting element of the arrangement. Similarly, capitalized implementation costs are to be presented in the statement of cash flows in the same line as payments made for fees associated with the hosting element. We will adopt this new standard no earlier than January 1, 2020, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial position and results of operations and have not yet determined whether to apply the new standard retrospectively or prospectively to implementation costs incurred after the date of adoption.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements of fair value measurements. ASU 2018-13 is effective for us no earlier than January 2020. Certain disclosures are required to be applied on a retrospective basis and others on a prospective basis. We do not expect the adoption of this standard to impact our financial position or results of operations.

NOTE 3 — ADOPTION OF ASU NO. 2016-02, LEASES

ASU No. 2016-02 requires us to recognize a right-of-use (“ROU”) asset and a discounted lease liability on our balance sheet for all leases with a term longer than one year. We adopted ASU No. 2016-02 and related guidance using the modified retrospective method as of January 1, 2019, and this adoption had no effect on the earlier comparative periods presented. At adoption, we recognized operating lease ROU assets and operating lease liabilities totaling $15.4 million each. There was no adjustment to beginning retained earnings.

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

As most leases do not have readily determinable implicit rates, we estimated the incremental borrowing rates for our future lease payments based on prevailing financial market conditions at the later of date of adoption or lease commencement, credit analysis of comparable companies and management judgments to determine the present values of our lease payments. We also apply the portfolio approach to account for leases with similar terms. At June 30, 2019, the weighted-average remaining lease term of our operating leases was approximately 8.1 years and the weighted-average discount rate applied was 14.3%.

Lease Costs

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$828	$1,675
Variable lease cost	478	849
Short-term lease cost	1,071	3,686
Total lease cost	$2,377	$6,210

Reported in:
Lease operating expense	$1,029	$3,675
General and administrative expense	1,348	2,535
Total lease cost	$2,377	$6,210

Operating Lease Liability Maturities as of June 30, 2019

Fiscal year	(in thousands)
Remainder of 2019	$1,528
2020	3,081
2021	3,048
2022	3,108
2023	2,718
Thereafter	12,647
Total lease payments	26,130
Less: imputed interest	(11,150)
Present value of operating lease liabilities	$14,980

Current portion of operating lease liabilities	$1,018
Operating lease liabilities, net of current portion	13,962
Present value of operating lease liabilities	$14,980

As described further in our 2018 10-K, our minimum future contractual lease payments under ASC 840 at December 31, 2018 were $2.8 million for 2019, $2.9 million for 2020, $2.9 million for 2021, $3.1 million for 2022, $3.0 million for 2023 and $12.2 million thereafter.

Right-of-Use Asset Impairment

During the second quarter of 2019, we consolidated employees in existing leased office space in Houston, Texas and Oklahoma City, Oklahoma. We sought to sublease the unused office space within three buildings but we were unable to fully recover the cash due to the lessor under the existing operating lease obligations in those three buildings with proceeds from subleases. As a result, we recognized a $6.5 million impairment of our existing right-of-use lease assets in those buildings during the three months ended June 30, 2019. This impairment had no impact to our lease liability.

We also expect to attempt to reject certain of the leases pursuant to our Bankruptcy filing which could decrease our lease liability if we are successful with the rejection.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The following table reflects the net income attributable to common stockholders and earnings per share for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
	(in thousands, except shares and per share data)
Net income (loss) attributable to AMR Class A common stockholders	$2,245	$(6,600)	$(6,162)	$(19,930)
Effect of dilutive Class C securities:
Net loss attributable to noncontrolling interests assumed to be redeemed for Class A Common Stock, net of tax	—	(2,157)	—	(4,914)
Net income (loss) attributable to AMR Class A common stockholders after assumed redemption	$2,245	$(8,757)	$(6,162)	$(24,844)

Weighted average Class A common shares outstanding (Basic)	180,742,049	173,345,982	180,505,318	171,908,486
Effect of dilutive securities:
Class A shares assumed issued to holders of noncontrolling interests upon redemption	—	34,619,947	—	36,204,221
Weighted average common shares outstanding (Diluted)	180,742,049	207,965,929	180,505,318	208,112,707

Income (loss) per common share attributable to AMR common stockholders:
Basic	$0.01	$(0.04)	$(0.03)	$(0.12)
Diluted	$0.01	$(0.04)	$(0.03)	$(0.12)

NOTE 5 — SUPPLEMENTAL CASH FLOW INFORMATION

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Supplemental cash flow information:
Cash paid for interest	$29,513	$22,996	$1,145
Cash paid for income taxes, net of refunds	706	1,573	—
Non-cash investing and financing activities:
Increase in asset retirement obligations	634	877	—
Increase (decrease) in accruals or payables for capital expenditures	(127,875)	(25,798)	4,896
Increase in withholding tax accruals for share-based compensation	165	—	—
Distribution of non-STACK assets, net of liabilities	—	—	43,482
Equity issued in Business Combination	—	2,067,393	—
Release of common stock from possible redemption	—	966,384	—
Tax effect of redemption of noncontrolling interests in SRII Opco for Class A common shares and other	—	(437)	—

We aggregate cash, cash equivalents and restricted cash in the statements of cash flows.
໿

NOTE 6 — RECEIVABLES

Accounts Receivable

(in thousands)	June 30, 2019	December 31, 2018
Production and processing sales and fees	$41,844	$51,004
Joint interest billings	20,836	18,147
Pooling interest (1)	11,506	18,786
Allowance for doubtful accounts	(410)	(95)
Total accounts receivable, net	$73,776	$87,842
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

Related Party Receivables

(in thousands)	June 30, 2019	December 31, 2018
Related party receivables	$12,197	$12,375
Allowance for doubtful accounts	(9,887)	(9,034)
Related party receivables, net	2,310	3,341

Notes receivable from related parties	13,403	13,403
Allowance for doubtful accounts	(13,403)	(13,403)
Notes receivable from related parties, net	—	—
Related party receivables, net	$2,310	$3,341

Management Services Agreement with High Mesa

(in thousands)	June 30, 2019
High Mesa related party receivable at December 31, 2018	$10,066
Additions	894
Payments	(1,073)
High Mesa related party receivable at June 30, 2019	9,887
Allowance for uncollectibility(1)	(9,887)
Balance at June 30, 2019, net	$—
_________________

(1)	$9.0 million of the allowance was recognized during the 2018 Successor Period.

Our management services agreement with HMI (“the High Mesa Agreement”) was terminated effective January 31, 2019. Through April 1, 2019, we were obligated to take all actions that HMI reasonably requested to effect the transition of the services to a successor service provider. During the transition period, HMI agreed to pay us (i) for all services performed, (ii) an amount equal to our costs and expenses incurred in connection with providing the services as provided for in the approved budget and (iii) an amount equal to our costs and expenses reimbursable pursuant to the High Mesa Agreement. As of June 30, 2019, and December 31, 2018, approximately $9.9 million and $10.1 million, respectively, were due from HMI for reimbursement of costs and expenses which are recorded as “Related party receivables, net” in the balance sheets. HMI has disputed certain of the amounts we billed. We are pursuing remedies under applicable law in connection with repayment of this receivable. There is no guarantee that HMI will pay the amounts it owes. In addition, our ability to collect these amounts or future amounts that may become due pursuant to indemnification obligations may be adversely impacted by liquidity and solvency issues at HMI. As a result of these circumstances, we have recognized an allowance for uncollectible accounts of $9.9 million and $9.0 million as of June 30, 2019 and December 31, 2018, respectively, to fully provide for the unremitted balances. We may also be subject to future contingent liabilities for the non-STACK assets for which we should have been indemnified, including liabilities associated with litigation relating to the non-STACK assets. As of June 30, 2019 and December 31, 2018, we have established no liabilities for contingent obligations associated with non-STACK assets owned by High Mesa.

Promissory notes receivable

High Mesa Services, LLC (“HMS”), a subsidiary of HMI, defaulted under the terms of a promissory note with us when it did not pay us on February 28, 2019, and HMS has failed to cure such default. We subsequently declared all amounts owed under the note immediately due and payable and we have fully reserved the promissory note balance, including interest paid-in-kind, totaling $1.7 million as of June 30, 2019 and December 31, 2018.

In addition, we have a note receivable from HMS which matures on December 31, 2019, and bears interest at 8% per annum, which may be paid-in-kind and added to the principal amount.  HMI disputes its obligations under the note. As of June 30, 2019, and December 31, 2018, the note receivable balance, including interest paid-in-kind, amounted to $11.7 million, for each respective period. This balance was fully reserved at the end of both periods.

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

NOTE 7 — PROPERTY AND EQUIPMENT

(in thousands)	June 30, 2019	December 31, 2018
Oil and gas properties
Unproved properties	$76,665	$74,217

Proved oil and gas properties	2,196,605	2,110,346
Accumulated depletion and impairment	(1,489,191)	(1,421,226)
Proved oil and gas properties, net	707,414	689,120
Total oil and gas properties, net	784,079	763,337
Other property and equipment
Land	5,600	5,600
Fresh water wells	27,373	27,366
Produced water disposal system	106,467	104,498
Gas processing plant and gathering lines	412,193	380,470
Office furniture, equipment and vehicles	3,755	3,703
Accumulated depreciation and impairment	(84,841)	(77,368)
Other property and equipment, net	470,547	444,269
Total property and equipment, net	$1,254,626	$1,207,606

Depletion and Depreciation Expense

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Oil and gas properties depletion	$33,923	$26,086	$67,965	$36,859	$11,021
Midstream tangible asset depreciation	3,504	2,010	6,724	3,132	—
Other property and equipment depreciation	341	423	749	586	609
Total depletion and depreciation	$37,768	$28,519	$75,438	$40,577	$11,630

Impairment

During the three months ended June 30, 2019, we evaluated the qualitative market conditions and other factors impacting our business and concluded that there were no indicators of impairment of our long-lived assets. Therefore, we did not conduct further analysis on the recognition of additional impairment.

NOTE 8 — DISCONTINUED OPERATIONS (Predecessor)

The results of operations of the non-STACK oil and gas assets and related liabilities distributed to High Mesa immediately prior to the Business Combination and presented as discontinued operations during the Predecessor Period were as follows:

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Revenue
Oil	$1,617
Natural gas	1,023
Natural gas liquids	236
Other	16
Operating revenue	2,892
Loss on sale of assets	(1,923)
Total revenue	969
Operating expenses
Lease operating	1,770
Transportation and marketing	83
Production taxes	167
Workovers	127
Depreciation, depletion and amortization	884
Impairment of assets	5,560
General and administrative	21
Total operating expenses	8,612
Other expense
Interest expense	(103)
Loss from discontinued operations, net of tax	$(7,746)

Predecessor
(in thousands)	January 1, 2018 Through February 8, 2018
Total operating cash flows of discontinued operations	$2,974
Total investing cash flows of discontinued operations	(601)

NOTE 9 — DERIVATIVES

The following summarizes the fair value and classification of our derivatives:

	June 30, 2019
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$13,855	$(9,128)	$4,727
Derivatives, long-term assets	11,977	(9,469)	2,508
Total	$25,832	$(18,597)	$7,235

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$9,968	$(9,128)	$840
Derivatives, long-term liabilities	9,658	(9,469)	189
Total	$19,626	$(18,597)	$1,029

	December 31, 2018
Balance sheet location	Gross fair value of assets	Gross liabilities offset against assets in the Balance Sheet	Net fair value of assets presented in the Balance Sheet
	(in thousands)
Derivatives, current assets	$22,512	$(6,089)	$16,423
Derivatives, long-term assets	7,910	(4,963)	2,947
Total	$30,422	$(11,052)	$19,370

Balance sheet location	Gross fair value of liabilities	Gross assets offset against liabilities in the Balance Sheet	Net fair value of liabilities presented in the Balance Sheet
	(in thousands)
Derivatives, current liabilities	$7,799	$(6,089)	$1,710
Derivatives, long-term liabilities	5,143	(4,963)	180
Total	$12,942	$(11,052)	$1,890

The following table summarizes the effect of our derivatives in the consolidated statements of operations (in thousands):

	Successor				Predecessor
Derivatives not designated as hedges	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives -
Oil	$5,134	$(28,712)	$(16,535)	$(50,656)	$4,796
Natural gas	7,278	(507)	5,170	(574)	1,867
Total gain (loss) on derivatives	$12,412	$(29,219)	$(11,365)	$(51,230)	$6,663

Other receivables at June 30, 2019 and December 31, 2018 include $1.4 million and $1.3 million, respectively, of derivative positions scheduled to be settled in the next month.

We had the following call and put derivatives at June 30, 2019:
OIL

	Volume	Weighted	Range
Settlement Period and Type of Contract	in bbls	Average	High	Low
2019
Price Swap Contracts	92,000	$63.03	$63.03	$63.03
Collar Contracts
Short Call Options	1,361,600	66.31	75.20	56.50
Long Put Options	1,453,600	53.80	62.00	50.00
Short Put Options	1,453,600	42.72	52.00	37.50
2020
Collar Contracts
Short Call Options	1,017,600	63.95	73.80	59.55
Long Put Options	1,566,600	56.81	62.50	50.00
Short Put Options	1,566,600	42.81	50.00	37.50
2021
Collar Contracts
Short Call Options	279,750	63.51	63.75	63.35
Long Put Options	659,850	46.94	55.00	41.00
Short Put Options	279,750	43.00	43.00	43.00

NATURAL GAS

	Volume	Weighted	Range
Settlement Period and Type of Contract	in MMBtu	Average	High	Low
2019
Price Swap Contracts	7,980,000	$2.67	$2.72	$2.64
Basis Swap Contracts	9,680,000	(0.72)	(0.49)	(0.93)
Collar Contracts
Short Call Options	1,525,000	3.19	3.20	3.17
Long Put Options	1,525,000	2.70	2.70	2.70
Short Put Options	1,525,000	2.20	2.20	2.20
2020
Price Swap Contracts	1,284,000	2.54	2.54	2.54
Basis Swap Contracts	910,000	(0.49)	(0.49)	(0.50)
Collar Contracts
Short Call Options	3,874,500	3.19	3.69	2.77
Long Put Options	10,749,500	2.59	3.00	2.50
Short Put Options	9,696,000	2.10	2.50	2.00
2021
Collar Contracts
Short Call Options	540,000	3.25	3.25	3.25
Long Put Options	2,790,000	2.62	2.65	2.50
Short Put Options	2,250,000	2.15	2.15	2.15

We had the following basis swaps at June 30, 2019:

Total Gas Volumes in MMBtu(1) over Remaining Term	Reference Price 1 (1)	Reference Price 2 (1)	Period			Weighted Average Spread ($ per MMBtu)
460,000	OneOK	NYMEX Henry Hub	Jul '19	—	Dec '19	$(0.93)
7,990,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jul '19	—	Dec '19	(0.70)
910,000	Tex/OKL Panhandle Eastern Pipeline	NYMEX Henry Hub	Jan '20	—	Mar '20	(0.49)
1,230,000	San Juan	NYMEX Henry Hub	Jul '19	—	Oct '19	(0.81)

________________

(1)	Represents short swaps that fix the basis differentials between OneOK, Tex/OKL Panhandle Eastern Pipeline (“PEPL”), San Juan and NYMEX Henry Hub.

During September 2019, we closed out all open derivative positions resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
໿

(in thousands)	June 30, 2019	December 31, 2018
Accounts payable	$12,526	$20,422

Accruals for capital expenditures	22,669	139,904
Revenue and royalties payable	41,304	50,241
Accruals for operating expenses	14,853	21,830
Accrued interest	6,922	2,477
Derivative settlements	743	109
Other	10,884	12,456
Total accrued liabilities	97,375	227,017
Accounts payable and accrued liabilities	$109,901	$247,439

NOTE 11 — ASSET RETIREMENT OBLIGATIONS

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Balance, beginning of period	$11,552	$—	$10,469
Liabilities assumed in Business Combination	—	5,998	—
Liabilities incurred	634	877	—
Liabilities settled	(162)	(806)	(63)
Liabilities transferred in sale of properties	—	(20)	—
Revisions to estimates	(8)	665	63
Accretion expense	470	263	40
Balance, end of period	12,486	6,977	10,509
Less: current portion	44	538	33
Long-term portion	$12,442	$6,439	$10,476

NOTE 12 — DEBT
໿

(in thousands)	June 30, 2019	December 31, 2018
Alta Mesa RBL	$344,500	$161,000
KFM Credit Facility	218,000	174,000
2024 Notes	500,000	500,000
Unamortized premium on 2024 Notes	26,662	29,123
Total debt, net	1,089,162	864,123
Less: Current portion	1,089,162	690,123
Long-term debt, net	$—	$174,000

Alta Mesa RBL
In April 2019, our borrowing base under the Alta Mesa RBL was reduced from $400.0 million to $370.0 million, leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination, our borrowing base was reset to $200.0 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. As indicated in our discussion of going concern, we and the AMH Debtors filed for bankruptcy protection prior to making these payments.

The Alta Mesa RBL has two covenants that are tested quarterly:

•	a ratio of Alta Mesa’s current assets to current liabilities, inclusive of specified adjustments, of not less than 1.0 to 1.0; and

•	a ratio of Alta Mesa’s consolidated debt to its consolidated Adjusted EBITDAX (the “leverage ratio”) of not greater than 4.0 to 1.0.
Alta Mesa’s filing of the Bankruptcy Petitions constituted an event of default under the Alta Mesa RBL that accelerated Alta Mesa’s obligations thereunder. Under the Bankruptcy Code, the lenders under the Alta Mesa RBL are stayed from taking any action against the AMH Debtors as a result of an event of default.
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
The KFM Credit Facility also limits KFM to holding no more than $15.0 million in cash and limits its ability to amend affiliate contracts. Our bankruptcy filing did not constitute an event of default under the KFM Credit Facility.
At August 31, 2019, remaining borrowing capacity under the KFM Credit Facility totaled $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations.

2024 Notes
We have estimated the fair value of the 2024 Notes to be $193.8 million at June 30, 2019, which is based on their most recent trading values, which is a Level 1 determination.
Alta Mesa’s filing of the Bankruptcy Petitions constituted an event of default under the 2024 Notes that accelerated Alta Mesa’s obligations thereunder. Under the Bankruptcy Code, the holders of the 2024 Notes are stayed from taking any action against Alta Mesa as a result of an event of default including acceleration.
Scheduled Maturities of Debt

Fiscal year	(in thousands)
2019	$—
2020	—
2021	—
2022	—
2023	562,500
Thereafter	500,000
$1,062,500

Based upon our going concern conclusions and the default associated with Alta Mesa’s bankruptcy filing, we believe that our indebtedness under the Alta Mesa RBL and our 2024 Notes should be reported as current liabilities despite their scheduled maturities shown above. We have reported our Alta Mesa RBL debt and our 2024 Notes as current at June 30, 2019. In addition, based on the factors described under “KFM Credit Facility” above, we have also reported all of our Midstream debt as current at June 30, 2019 despite the scheduled maturities shown above.

NOTE 13 — COMMITMENTS AND CONTINGENCIES
There have been no material developments during the first six months of 2019 in relation to our commitments and contingencies as compared to our discussion of those matters in our 2018 10-K. The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including the matters discussed in our 2018 10-K.
NOTE 14 — SIGNIFICANT CONCENTRATIONS

During most of the first quarter of 2019 and throughout 2018, ARM Energy Management, LLC ("ARM") marketed our oil, gas and NGLs for a marketing fee that is deducted from sales proceeds collected by ARM from purchasers. The sales were generally made under short-term contracts with month-to-month pricing based on published regional indices, adjusted for transportation, location and quality.  In March 2019, in preparation for handling oil and NGL marketing responsibilities internally, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM.  As of June 1, 2019, we terminated our oil and NGL marketing agreement with ARM and have begun marketing such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019.
ARM has also provided us with strategic advice, execution and reporting services with respect to our derivatives activities.

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Revenue marketed by ARM on our behalf	$25,833	$90,206	$119,224	$131,422	$28,757

Marketing and management fees paid to ARM	$519	$—	$1,216	$—	$—
Fees paid to ARM for services relating to our derivatives	218	209	411	283	66
Total fees paid to ARM	$737	$209	$1,627	$283	$66

Receivables from ARM for sales on our behalf were $6.6 million and $43.8 million as of June 30, 2019 and December 31, 2018, respectively, which are reflected in accounts receivable on our balance sheets.

We believe that the loss of any of our customers, or of our marketing agent ARM, would not have a material adverse effect on us because alternative purchasers and marketing firms are readily available.

NOTE 15 — EQUITY-BASED COMPENSATION (Successor)

Stock compensation expense recognized was as follows:

	Successor				Predecessor
(in thousands)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Stock options	$660	$1,722	$1,899	$2,787	$—
Restricted stock awards	35	1,260	1,468	2,493	—
Performance-based restricted stock units	145	1,281	152	2,449	—
Total compensation expense	$840	$4,263	$3,519	$7,729	$—

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

The performance targets for the 2019 tranche of performance-based restricted stock units were established in March 2019 and 572,990 PSUs were deemed granted at that time. The fair value of the 2019 tranche granted was $0.27 per unit, which will be recognized as expense over the remainder of 2019, subject to continued employment.

No performance targets have yet been established for the 2020 tranche and therefore, no expense will be recognized for those awards until the specific targets have been established and probability of attainment can be measured.

NOTE 16 — RELATED PARTY TRANSACTIONS

David Murrell, our Vice President of Land and Business Development, is the principal of David Murrell & Associates, which provided land consulting services to us until termination of our contract in December 2018. The primary employee of David Murrell & Associates is his spouse, Brigid Murrell. Services were provided at a pre-negotiated hourly rate based on actual time utilized by us. Total expenditures under this arrangement were approximately $83,000 and $28,000 for the period February 9,

2018 through June 30, 2018, and the Predecessor Period, respectively. These amounts are recorded in general and administrative expenses.

David McClure, AMR’s former Vice President of Facilities and Infrastructure, and the son-in-law of our former President and Chief Executive Officer, Harlan H. Chappelle, received total compensation of $768,860, $1,017,711 and $28,874 during the six months ended June 30, 2019, the period February 9, 2018 through June 30, 2018, and the Predecessor Period, respectively. These amounts are included in general and administrative expense. Mr. McClure separated from the Company in February 2019.

David Pepper, Surface Land Manager for KFM, and the cousin of our Vice President of Land and Business Development, David Murrell, received total compensation of $117,962, $297,134, $67,322, for the six months ended June 30, 2019, the period February 9, 2018 through June 30, 2018, and the Predecessor Period, respectively. These amounts are included in general and administrative expense.

Bayou City Agreement

In January 2016, our wholly owned subsidiary Oklahoma Energy entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “JDA”), with BCE, a fund advised by Bayou City, to fund a portion of our drilling operations and to allow us to accelerate development of our STACK acreage. The JDA established a development plan of 60 wells in three tranches, and provides opportunities for an additional 20 wells. Pursuant to the JDA, BCE committed to fund 100% of our working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche. We are responsible for any drilling and completion costs exceeding approved amounts. BCE may request refunds of certain advances from time to time if funded wells previously on the drilling schedule were subsequently removed. In exchange for funding the drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return. Following the completion of each joint well, we and BCE will each bear our respective proportionate working interest share of all subsequent costs related to such joint well.  Mr. William McMullen, one of our directors, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the Predecessor Period, BCE advanced us approximately $39.5 million to drill wells under the JDA. As of June 30, 2019, 61 joint wells have been drilled or spudded. At June 30, 2019 and December 31, 2018, $4.0 million and $9.8 million, respectively of revenue and net advances remaining from BCE for their working interest share of the drilling and development costs arising under the JDA were included as “Advances from related party” in our condensed consolidated balance sheets. At June 30, 2019, there were no funded horizontal wells in progress, and we do not expect any wells to be developed in 2019 pursuant to the JDA. On June 11, 2019, we received a letter from BCE noticing us of alleged defaults under the JDA. We dispute these allegations and intend to vigorously defend ourselves.

NOTE 17 — BUSINESS SEGMENT INFORMATION

	Three Months Ended June 30, 2019
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$90,668	$—	$—	$90,668
Natural gas	12,384	—	—	12,384
Natural gas liquids	10,251	—	—	10,251
Sales of gathered production	—	10,439	—	10,439
Midstream revenue	—	22,112	(15,563)	6,549
Segment sales revenue	113,303	32,551	(15,563)	130,291
Other revenue	330	6,693	(4,009)	3,014
Operating revenue	113,633	39,244	(19,572)	133,305
Gain on sale of assets	—	—	—	—
Gain (loss) on derivatives	12,412	—	—	12,412
Total revenue	126,045	39,244	(19,572)	145,717
Operating expenses
Lease operating	19,123	—	(4,009)	15,114
Transportation, processing and marketing	19,614	2,786	(15,563)	6,837
Midstream operating	—	6,520	—	6,520
Cost of sales for purchased gathered production	—	8,720	—	8,720
Production taxes	5,117	—	—	5,117
Workovers	412	395	—	807
Exploration	3,289	—	—	3,289
Depreciation, depletion and amortization	34,504	3,505	—	38,009
Impairment of assets	6,500	—	—	6,500
General and administrative	15,723	5,324	6,125	27,172
Total operating expenses	104,282	27,250	(13,447)	118,085
Operating income	21,763	11,994	(6,125)	27,632
Other income (expense)
Interest expense	(14,071)	(2,684)	—	(16,755)
Interest income	54	6	19	79
Equity in earnings of unconsolidated subsidiaries	—	643	—	643
Total other income (expense)	(14,017)	(2,035)	19	(16,033)
Income (loss) from continuing operations before income taxes	7,746	9,959	(6,106)	11,599

Interest expense	14,071	2,684	—	16,755
Depreciation, depletion and amortization	34,504	3,505	—	38,009
Gain on unrealized hedges	(11,868)	—	—	(11,868)
Impairment of assets	6,500	—	—	6,500
Equity-based compensation	1,396	(556)	—	840
Exploration	3,289	—	—	3,289
Severance costs	609	88	—	697
Strategic costs	4,061	—	—	4,061
Adjusted EBITDAX	$60,308	$15,680	$(6,106)	$69,882

Equity method investment at period end	$—	$1,842	$—	$1,842
Capital expenditures	47,061	39,533	—	86,594

	Three Months Ended June 30, 2018
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$75,291	$—	$—	$75,291
Natural gas	7,980	—	—	7,980
Natural gas liquids	10,241	—	—	10,241
Sales of gathered production	—	21,024	(12,100)	8,924
Midstream revenue	—	15,849	(9,032)	6,817
Segment sales revenue	93,512	36,873	(21,132)	109,253
Other revenue	2,229	—	—	2,229
Operating revenue	95,741	36,873	(21,132)	111,482
Gain on sale of assets	(63)	—	—	(63)
Gain (loss) on derivatives	(29,219)	—	—	(29,219)
Total revenue	66,459	36,873	(21,132)	82,200
Operating expenses
Lease operating	12,679	—	—	12,679
Transportation, processing and marketing	11,205	3,223	(9,032)	5,396
Midstream operating	—	3,313	—	3,313
Cost of sales for purchased gathered production	—	21,002	(12,100)	8,902
Production taxes	2,606	—	—	2,606
Workovers	333	—	—	333
Exploration	8,083	—	—	8,083
Depreciation, depletion and amortization	26,670	7,264	—	33,934
Impairment of assets	—	—	—	—
General and administrative	17,811	4,140	505	22,456
Total operating expenses	79,387	38,942	(20,627)	97,702
Operating income	(12,928)	(2,069)	(505)	(15,502)
Other income (expense)
Interest expense	(10,361)	(1,418)	—	(11,779)
Interest income	820	—	4	824
Total other income (expense)	(9,541)	(1,418)	4	(10,955)
Income (loss) from continuing operations before income taxes	(22,469)	(3,487)	(501)	(26,457)

Interest expense	10,361	1,418	—	11,779
Depreciation, depletion and amortization	26,670	7,264	—	33,934
Loss on unrealized hedges	14,860	—	—	14,860
Equity-based compensation	3,621	465	177	4,263
Exploration	8,083	—	—	8,083
Business Combination	443	—	—	443
Adjusted EBITDAX	$41,569	$5,660	$(324)	$46,905

Capital expenditures	$189,732	$17,844	$—	$207,576

	Six Months Ended June 30, 2019
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$177,031	$—	$—	$177,031
Natural gas	30,834	—	—	30,834
Natural gas liquids	21,467	—	—	21,467
Sales of gathered production	—	19,999	—	19,999
Midstream revenue	—	44,488	(30,784)	13,704
Segment sales revenue	229,332	64,487	(30,784)	263,035
Other revenue	898	14,374	(9,173)	6,099
Operating revenue	230,230	78,861	(39,957)	269,134
Gain on sale of assets	1,483	—	—	1,483
Gain (loss) on derivatives	(11,365)	—	—	(11,365)
Total revenue	220,348	78,861	(39,957)	259,252
Operating expenses
Lease operating	44,231	—	(9,173)	35,058
Transportation, processing and marketing	37,375	4,849	(30,784)	11,440
Midstream operating	—	12,671	—	12,671
Cost of sales for purchased gathered production	—	18,415	—	18,415
Production taxes	10,600	—	—	10,600
Workovers	609	511	—	1,120
Exploration	5,343	—	—	5,343
Depreciation, depletion and amortization	69,179	6,729	—	75,908
Impairment of assets	6,500	—	—	6,500
General and administrative	36,670	13,387	6,633	56,690
Total operating expenses	210,507	56,562	(33,324)	233,745
Operating income	9,841	22,299	(6,633)	25,507
Other income (expense)
Interest expense	(26,901)	(5,314)	—	(32,215)
Interest income	81	10	39	130
Equity in earnings of unconsolidated subsidiaries	—	742	—	742
Total other income (expense)	(26,820)	(4,562)	39	(31,343)
Income (loss) from continuing operations before income taxes	(16,979)	17,737	(6,594)	(5,836)

Interest expense	26,901	5,314	—	32,215
Depreciation, depletion and amortization	69,179	6,729	—	75,908
Loss on unrealized hedges	12,274	—	—	12,274
Impairment of assets	6,500	—	—	6,500
Equity-based compensation	3,057	462	—	3,519
Exploration	5,343	—	—	5,343
Severance costs	4,584	1,984	—	6,568
Strategic costs	4,061	—	—	4,061
Business Combination	10	—	—	10
Adjusted EBITDAX	$114,930	$32,226	$(6,594)	$140,562

Equity method investment at period end	$—	$1,842	$—	$1,842
Capital expenditures	180,138	67,804	—	247,942
Total assets at period end	999,744	458,882	(6,569)	1,452,057

	February 9, 2018 Through June 30, 2018
(in thousands)	Exploration & Production	Midstream	Corporate and Eliminations	Total
Revenue
Oil	$115,569	$—	$—	$115,569
Natural gas	13,190	—	—	13,190
Natural gas liquids	14,955	—	—	14,955
Sales of gathered production	—	31,634	(18,837)	12,797
Midstream revenue	—	23,671	(13,594)	10,077
Segment sales revenue	143,714	55,305	(32,431)	166,588
Other revenue	2,784	—	—	2,784
Operating revenue	146,498	55,305	(32,431)	169,372
Gain (loss) on sale of assets	5,076	—	—	5,076
Gain (loss) on derivatives	(51,230)	—	—	(51,230)
Total revenue	100,344	55,305	(32,431)	123,218
Operating expenses
Lease operating	20,996	—	—	20,996
Transportation, processing and marketing	16,788	5,561	(13,594)	8,755
Midstream operating	—	3,900	—	3,900
Cost of sales for purchased gathered production	—	31,548	(18,837)	12,711
Production taxes	4,021	—	—	4,021
Workovers	1,578	—	—	1,578
Exploration	9,668	—	—	9,668
Depreciation, depletion and amortization	37,708	11,905	—	49,613
Impairment of assets	—	—	—	—
General and administrative	52,465	6,313	1,430	60,208
Total operating expenses	143,224	59,227	(31,001)	171,450
Operating income	(42,880)	(3,922)	(1,430)	(48,232)
Other income (expense)
Interest expense	(15,557)	(1,666)	—	(17,223)
Interest income	1,366	—	4	1,370
Total other income (expense)	(14,191)	(1,666)	4	(15,853)
Income (loss) from continuing operations before income taxes	(57,071)	(5,588)	(1,426)	(64,085)

Interest expense	15,557	1,666	—	17,223
Depreciation, depletion and amortization	37,708	11,905	—	49,613
Loss on unrealized hedges	32,896	—	—	32,896
Loss on sale of fixed assets	63	—	—	63
Equity-based compensation	6,389	507	833	7,729
Exploration	9,668	—	—	9,668
Business Combination	23,717	—	—	23,717
Adjusted EBITDAX	$68,927	$8,490	$(593)	$76,824

Capital expenditures	$319,042	$21,589	$—	$340,631
Total assets at period end	2,817,714	1,427,792	8,152	4,253,658

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the impact of the Chapter 11 proceedings on our business, the volatility of oil and gas prices, production timing and volumes, our ability to continue as a going concern, estimates of proved reserves, operating costs and capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this Quarterly Report and in the sections titled “Risk Factors” in this Quarterly Report, our Q1 2019 Form 10-Q and in our 2018 10-K, all of which are difficult to predict. As a result of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview

We are an independent exploration and production company focused on the acquisition, development, exploration and production of unconventional onshore oil and natural gas reserves in the eastern portion of the Anadarko Basin in Oklahoma. We operate in two reportable business segments - Upstream and Midstream. Alta Mesa conducts our Upstream activities and owns our proved and unproved oil and gas properties located in an area of the Anadarko Basin commonly referred to as the STACK. We generate upstream revenue principally by the production and sale of oil, gas and NGLs. We also operate in the Midstream segment through KFM. KFM has a gas and oil gathering network, a cryogenic gas processing plant with offtake capacity, field compression facilities and a produced water disposal system in the Anadarko Basin that generate revenue primarily through long-term, fee-based contracts. The KFM midstream assets are integral to our Upstream operations, which we conduct in the same region, and they are strategically positioned to provide similar services to other producers in the area.

As of June 30, 2019, we have a highly contiguous position of approximately 130,000 net acres in the up-dip, naturally-fractured oil portion of the STACK primarily in eastern Kingfisher and southeastern Major counties in Oklahoma. Our drilling locations primarily target the Osage, Meramec and Oswego formations. After the Business Combination, we conducted development activities using a spacing array of 6 to 10 wells per section and running up to 9 rigs at the peak activity level. In late 2018, our production across the acreage evidenced that the well spacing was not delivering the well level production that we expected. During January 2019, we suspended our development program to allow our new management team to conduct a full operational and economic review. We restarted our development program in March 2019 with a less dense spacing pattern of up to five wells per section. In addition, we have worked to improve our economic returns by reducing well costs, general and administrative expense and other operating expense. We have operated 2 rigs since restarting the program, however, in order to preserve liquidity in anticipation of the bankruptcy filing in September 2019, we have ceased all development activities, unless or until such activities are approved by the Court or until our bankruptcy can be resolved.

We anticipate that the reduced Alta Mesa development attendant to the bankruptcy proceedings could also result in less gathering volumes for KFM, which will adversely impact KFM’s revenue, EBITDA and operating cash flows. During bankruptcy, we will be dependent on liquidity provided by our non-debtor subsidiaries, including KFM, to meet our financial obligations. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations.

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

Accordingly, for purposes of explaining our segment results, we have presented the results of our Upstream and Midstream segments for the three months ended June 30, 2019, in comparison to the results for the three months ended June 30, 2018, and the results for the six months ended June 30, 2019, in comparison to (i) the results of the Upstream and Midstream segments for the period February 9, 2018 through June 30, 2018, and (ii) the results of Alta Mesa for the Predecessor Period. As KFM was acquired on February 9, 2018, its results are not included in the Predecessor Period.

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

Going concern

We are required to evaluate our ability to continue as a going concern for a period of one year following the date of issuance of our financial statements. As part of that evaluation, we took into consideration a number of factors that were previously disclosed in our 2018 10-K. Most significantly, we have seen significant reductions to our borrowing base under the Alta Mesa RBL in 2019. On April 1, 2019, our borrowing base under the Alta Mesa RBL was reduced by $30 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $63.0 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order and the related terms and conditions provided therein.

The Debtors have begun a marketing process to sell their assets, which may also include KFM’s midstream assets. Certain of the AMH Debtors have also filed a complaint seeking a Bankruptcy Court determination that the crude oil, gas, and water gathering agreements between Debtor Oklahoma Energy Acquisitions LP, an Alta Mesa subsidiary, and non-Debtors KFM and its subsidiaries can be rejected by the Debtors.

We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the approved cash collateral agreement, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.3 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations.

Delisting from Stock Exchange

As a result of our failure to comply with the continued listing requirements of the NASDAQ, trading in our Class A Common Stock and public warrants was suspended on September 24, 2019, and they are now traded over the counter under the trading symbols “AMRQQ” and “AMRWQ,” respectively.

Derivatives

The objective of our hedging program is to produce, over time, relative revenue stability. However, both settlements and fair value changes in our derivatives can significantly impact our short-term results of operations. During September 2019, we closed out all open derivative positions resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

Impairments

No long-lived asset impairments were recognized during the six months ended June 30, 2019, except for certain operating lease right-of-use assets described above. However, in late fourth quarter of 2018, the combination of depressed prevailing oil and gas prices, changes to assumed spacing in conjunction with evolving views on the viability of multiple benches and reduced individual well expectations, along with other factors, resulted in impairment charges of $2.0 billion to our oil and gas properties and $1.2 billion to our Midstream segment goodwill, tangible and intangible assets during the quarter ended December 31, 2018. Individual well expectations were impacted by reductions in estimated reserve recovery of original oil and gas in place.

Factors affecting future performance

The primary factors affecting our production levels, which may be interrelated, are current commodity prices, capital availability, the effectiveness and efficiency of our production operations, the success of our drilling program and our inventory of drilling prospects. In addition, our wells have significant natural production declines. Our development program was established to overcome this natural decline. Sustaining our production levels or our future growth will depend on our ability to continue to develop reserves, including our ability to fund such development. We expect that our ability to add reserves through drilling and other development techniques will be significantly curtailed as a result of our bankruptcy filing, which will have an adverse effect on any revenue growth and, as a result, our cash flow from operations.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2019 (“Second Quarter 2019”) Compared to the Three Months Ended June 30, 2018 (“Second Quarter 2018”).
Upstream Segment Results

Revenue

Our oil, gas and NGLs revenue varies as a result of changes in commodity prices and production volumes.  The following table summarizes our revenue and production data for the periods presented:

(in thousands, except per unit data)	Second Quarter 2019	Second Quarter 2018
Net production:
Oil (Mbbls)	1,545	1,123
Natural gas (MMcf)	6,283	3,944
NGLs (Mbbls)	819	554
Total (MBoe)	3,411	2,334

Average net daily production volumes:
Oil (Mbblsd)	17.0	12.3
Natural gas (MMcfd)	69.0	43.3
NGLs (Mbblsd)	9.0	6.1
Total (MBoed)	37.5	25.6

Average sales prices:
Oil (per bbl)	$58.67	$67.09
Effect of realized derivatives settlements (per bbl)	0.12	(12.80)
Oil, after hedging (per bbl)	$58.79	$54.29
Percentage of unhedged realized oil price to NYMEX oil price	98%	99%

Natural gas (per Mcf)	$1.97	$2.02
Effect of realized derivatives settlements (per Mcf)	0.06	—
Natural gas, after hedging (per Mcf)	$2.03	$2.02

NGLs (per bbl)	$12.52	$18.47
Effect of realized derivatives settlements (per bbl)	—	—
NGLs, after hedging (per bbl)	$12.52	$18.47

Revenue
Oil sales	$90,668	$75,291
Natural gas sales	12,384	7,980
NGL sales	10,251	10,241
Total sales revenue	$113,303	$93,512
Oil sales for the Second Quarter 2019 increased due to increased production, partially offset by lower average sales prices before hedging. The increase in production was due to the extensive development program conducted following the Business Combination.

Natural gas sales for the Second Quarter 2019 increased primarily due to increased production as a result of the extensive development program conducted following the Business Combination.

NGL sales for the Second Quarter 2019 increased modestly due to increased 2019 production, mostly offset by lower average prices. The increase in production volume was primarily due to the impact of our development activities after the Business Combination.

Derivatives

(in thousands)	Second Quarter 2019	Second Quarter 2018
Gain (loss) on derivatives:
Oil	$191	$(14,362)
Natural gas	353	3
Total realized gains (losses)	544	(14,359)
Unrealized gains (losses)	11,868	(14,860)
Total gain (loss) on derivatives	$12,412	$(29,219)
Decreases and increases in future commodity prices during each period compared to futures prices in effect at the time of execution of our outstanding derivatives resulted in the gains and losses recognized, respectively, during each quarter.

Operating Expenses

(in thousands, except per unit data)	Second Quarter 2019	Second Quarter 2018
Operating expenses:
Lease operating	$19,123	$12,679
Transportation and marketing	19,614	11,205
Production taxes	5,117	2,606
Workovers	412	333
Exploration	3,289	8,083
Depreciation, depletion and amortization	34,504	26,670
Impairment	6,500	—
General and administrative	15,723	17,811
Total operating expense	$104,282	$79,387

Operating expenses per BOE:
Lease operating	$5.61	$5.43
Transportation and marketing	5.75	4.80
Production taxes	1.50	1.12
Workovers	0.12	0.14
Depreciation, depletion and amortization	10.12	11.43
Lease operating expense for the Second Quarter 2019 increased due to higher production and the impact of additional costs associated with the sale of our produced water assets to our affiliate KFM in the fourth quarter of 2018.
Transportation and marketing expense for the Second Quarter 2019 increased due to higher volumes. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant. The amount for the Second Quarter 2019 also reflects a more significant expense due to an increase in committed capacity which went unused.
Production taxes for the Second Quarter 2019 increased due to the increase in oil and NGL revenue and an increase in the Oklahoma severance tax rate from 2% to 5%, effective in the third quarter of 2018, for wells in their first 3 years of production.

(in thousands)	Second Quarter 2019	Second Quarter 2018
Exploration expense:
Geological and geophysical costs	$366	$1,139
Other exploration expense, including expired leases	2,909	6,579
ARO settlements in excess of recorded liabilities	14	365
Total exploration expense	$3,289	$8,083
Exploration expense during the Second Quarter 2019 decreased compared to the Second Quarter 2018 largely due to $3.7 million of lower expired lease costs.
Depreciation, depletion and amortization was lower on a per BOE basis during the Second Quarter 2019 largely due to the amount of impairment taken on our oil and gas properties during the fourth quarter of 2018, which reduced the depletable base.
During the Second Quarter 2019, we recognized a $6.5 million impairment of our operating lease right-of-use assets.

(in thousands)	Second Quarter 2019	Second Quarter 2018
General and administrative expense:
Employee-related costs	$6,649	$6,126
Equity-based compensation	1,396	3,621
Professional fees	126	3,843
Strategic costs	4,061	—
Business Combination	—	443
Severance costs	609	—
Information technology	946	2,146
Operating leases	1,293	995
Provision for uncollectible receivables	298	—
Other	345	637
Total general and administrative expense	$15,723	$17,811
General and administrative expenses during the Second Quarter 2019 decreased due mainly to lower costs associated with equity-based compensation expense and information technology costs associated with the change in control. General and administrative expense during the Second Quarter 2019 also included costs for legal and financial advisory services associated with financial structuring activities, including negotiations with representatives of our lenders and other third parties.

Below is a reconciliation of our income (loss) from continuing operations before income taxes to our Adjusted EBITDAX:

(in thousands)	Second Quarter 2019	Second Quarter 2018
Income (loss) from continuing operations before income taxes	$7,746	$(22,469)

Interest expense	14,071	10,361
Depreciation, depletion and amortization	34,504	26,670
Exploration	3,289	8,083
Loss (gain) on unrealized hedges	(11,868)	14,860
Impairment of assets	6,500	—
Equity-based compensation	1,396	3,621
Severance costs	609	—
Strategic costs	4,061	—
Business Combination	—	443
Adjusted EBITDAX	$60,308	$41,569
Other (Income) Expense

(in thousands)	Second Quarter 2019	Second Quarter 2018
Alta Mesa RBL	$5,204	$—
2024 Notes	9,844	9,844
Bond premium amortization	(1,231)	(1,231)
Deferred financing cost amortization	94	80
Other	160	1,668
Total interest expense	14,071	10,361
Interest income	(54)	(820)
Total other (income) expense, net	$14,017	$9,541
Interest expense for the Second Quarter 2019 increased due primarily to increased levels of borrowings under the Alta Mesa RBL. Other interest expense includes commitment fees and interest expense related to our joint development agreement with BCE.

Midstream Segment Results

Revenue

(in thousands)	Second Quarter 2019	Second Quarter 2018
Sales of gathered production	$10,439	$21,024
Midstream revenue	22,112	15,849
Produced water disposal fees	6,693	—
Total Midstream revenue	$39,244	$36,873

KFM gas volumes (MMcf)	12,736	8,704
KFM crude oil volumes (Mbbls)	443	301
KFM produced water gathering volumes (Mbbls)	6,941	—

Sales of gathered production during the Second Quarter 2019 decreased compared to the Second Quarter 2018 due to a decline in volumes from third-party producers that are processed and sold back to the producers.

Midstream revenue during the Second Quarter 2019 increased compared to the Second Quarter 2018 due to increased receipt point volumes and the impact of a second cryogenic processing train being commissioned in mid 2018.

Produced water disposal fees during the Second Quarter 2019 resulted from the acquisition of produced water disposal assets from Alta Mesa during the fourth quarter of 2018.

Operating Expenses

(in thousands)	Second Quarter 2019	Second Quarter 2018
Midstream operating	$6,520	$3,313
Cost of sales for purchased gathered production	8,720	21,002
Transportation and processing	2,786	3,223
Workovers	395	—
Depreciation and amortization	3,505	7,264
General and administrative	5,324	4,140
Total operating expenses	$27,250	$38,942

Midstream operating expense for the Second Quarter 2019 increased compared to the Second Quarter 2018 due to additional operating expenses for the produced water disposal assets acquired from Alta Mesa during the fourth quarter of 2018 and the impact of higher volumes, which led to higher compressor-related costs.

Cost of sales of purchased gathered production decreased in the Second Quarter 2019 as compared to the Second Quarter 2018, reflective of the sales decline to third parties noted above.

Transportation and processing expense declined in the Second Quarter 2019 as compared to the Second Quarter 2018 as a result of the segment’s cost reduction efforts during the current period.

Depreciation and amortization during the Second Quarter 2018 included $5.3 million of amortization expense related to intangible customer relationship assets that were fully impaired at December 31, 2018. This impact was partially offset by an increase of $1.5 million in depreciation of tangible assets during the Second Quarter 2019 due to capital spending since June 30, 2018, including the purchase of the produced waster disposal assets from Alta Mesa in the fourth quarter of 2018.

(in thousands)	Second Quarter 2019	Second Quarter 2018
General and administrative expenses:
Employee-related costs	$3,745	$2,995
Equity-based compensation	(556)	465
Professional fees	748	415
Strategic costs	648	5
Severance costs	88	—
Information technology	—	4
Operating leases	55	25
Other	596	231
Total general and administrative expense	$5,324	$4,140

General and administrative expense increased during the Second Quarter 2019 as a result of increased headcount and higher legal and financial advisory services associated with financial structuring activities. The departure of our Vice President and Chief Operating Officer - Midstream resulted in recognition during the Second Quarter 2019 of the forfeiture of certain previously expensed equity compensation awards.

Below is a reconciliation of Midstream adjusted EBITDA to income (loss) from continuing operations before income taxes:

(in thousands)	Second Quarter 2019	Second Quarter 2018
Income (loss) from continuing operations before income taxes	$9,959	$(3,487)

Interest expense	2,684	1,418
Depreciation and amortization	3,505	7,264
Impairment of assets	—	—
Equity-based compensation	(556)	465
Severance costs	88	—
Adjusted Midstream EBITDA	$15,680	$5,660

Other (Income) Expense

(in thousands)	Second Quarter 2019	Second Quarter 2018
KFM Credit Facility	$2,429	$322
Predecessor revolving credit facility	—	827
Deferred financing cost amortization	154	72
Other	101	197
Total interest expense	2,684	1,418
Interest income	(6)	—
Equity in earnings of unconsolidated subsidiaries	(643)	—
Total other (income) expense, net	$2,035	$1,418

Interest expense for the Second Quarter 2019 increased primarily due to increased levels of borrowings under the KFM Credit Facility compared to the predecessor credit facility. Deferred financing costs associated with the KFM Credit Facility are being amortized over the facility’s remaining term. Other interest primarily relates to commitment fees.

Equity in earnings of unconsolidated subsidiaries represents our share of the net income during the Second Quarter 2019 associated with our 50% ownership in the Cimarron pipeline (“Cimarron”). Our investment in Cimarron is accounted for under the equity method.

For the Six Months Ended June 30, 2019 (“2019 Period”) Compared to the Periods February 9, 2018 Through June 30, 2018 (Successor) and January 1, 2018 Through February 8, 2018 (Predecessor)
The tables included below set forth financial information for the Successor Periods and Predecessor Period, which are distinct reporting periods as a result of the Business Combination.  The Predecessor Period amounts below exclude operating results related to discontinued operations. We refer to the combined Predecessor Period and Successor Period from February 9, 2018 through June 30, 2018 and January 1, 2018 through February 8, 2018 as the “2018 Period”.

Upstream Segment Results

Revenue

Our oil, gas and NGLs revenue varies as a result of changes in commodity prices and production volumes.  The following table summarizes our revenue and production data for the periods presented:

	Successor		Predecessor
(in thousands, except per unit data)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Net production:
Oil (Mbbl)	3,164	1,774	494
Natural gas (MMcf)	12,114	6,192	1,609
NGLs (Mbbl)	1,614	777	151
Total (MBoe)	6,797	3,583	914

Average net daily production volumes:
Oil (Mbbld)	17.5	12.5	12.7
Natural gas (MMcfd)	66.9	43.6	41.2
NGLs (Mbbld)	8.9	5.5	3.9
Total (MBoed)	37.6	25.2	23.4

Average sales prices:
Oil (per bbl)	$55.94	$65.16	$62.68
Effect of realized derivatives settlements (per bbl)	0.61	(11.01)	(6.44)
Oil, after hedging (per bbl)	$56.55	$54.15	$56.24
Percentage of unhedged realized oil price to NYMEX oil price	97%	99%	99%

Natural gas (per Mcf)	$2.55	$2.13	$2.66
Effect of realized derivatives settlements (per Mcf)	(0.08)	0.09	0.94
Natural gas, after hedging (per Mcf)	$2.47	$2.22	$3.60

NGLs (per bbl)	$13.30	$19.25	$26.41
Effect of realized derivatives settlements (per bbl)	—	—	—
NGLs, after hedging (per bbl)	$13.30	$19.25	$26.41

Revenue
Oil sales	$177,031	$115,569	$30,972
Natural gas sales	30,834	13,190	4,276
NGL sales	21,467	14,955	4,000
Total sales	$229,332	$143,714	$39,248

Oil sales for the 2019 Period increased due to increased production, partially offset by lower average sales prices before hedging. The increase in production was due to the extensive development program conducted following the Business Combination.

Natural gas sales for the 2019 Period increased due to both an increase in production as a result of the extensive development program conducted following the Business Combination and higher prevailing market prices.

NGL sales for the 2019 Period increased due to increased production, significantly offset by lower average prices. The increase in production volume was primarily due to the impact of our extensive 2018 development activities following the Business Combination.

Gain (loss) on sale of assets for the 2019 Period included a gain from the sale of seismic data totaling $1.5 million compared to a similar gain of $5.9 million during the 2018 Period.

Derivatives

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Gain (loss) on derivatives:
Oil	$1,936	$(18,892)	$(3,819)
Natural gas	(1,027)	558	1,523
Total realized gains (losses)	909	(18,334)	(2,296)
Unrealized gains (losses)	(12,274)	(32,896)	8,959
Total gain (loss) on derivatives	$(11,365)	$(51,230)	$6,663

Decreases and increases in future commodity prices during each period compared to futures prices in effect at the time of execution of our outstanding derivatives resulted in the gains and losses recognized, respectively, during each six month period.

Operating Expenses

	Successor		Predecessor
(in thousands, except per unit data)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Operating expenses:
Lease operating	$44,231	$20,996	$4,408
Transportation and marketing	37,375	16,788	3,725
Production taxes	10,600	4,021	953
Workovers	609	1,578	423
Exploration	5,343	9,668	7,003
Depreciation, depletion and amortization	69,179	37,708	11,670
Impairment of assets	6,500	—	—
General and administrative	36,670	52,465	21,234
Total operating expense	$210,507	$143,224	$49,416

Operating expenses per BOE:
Lease operating	$6.51	$5.86	$4.82
Transportation and marketing	5.50	4.69	4.08
Production taxes	1.56	1.12	1.04
Workovers	0.09	0.44	0.46
Depreciation, depletion and amortization	10.18	10.52	12.77

Lease operating expense for the 2019 Period increased primarily due to higher production and the impact of additional costs associated with the sale of our produced water assets to our affiliate KFM in the fourth quarter of 2018.

Transportation and marketing expense for the 2019 Period increased primarily due to higher volumes. The fee we pay per unit reflects the firm processing capacity at the plant, as well as firm transport for our residue gas at the tailgate of the plant.  The 2019 period also reflects a more significant expense due to an increase in committed capacity which went unused.

Production taxes for the 2019 Period increased primarily due to the increase in oil and NGL revenue and an increase in the Oklahoma severance tax rate from 2% to 5%, effective in the third quarter of 2018, for wells in their first 3 years of production.

Workovers are associated with maintenance and other efforts to increase production. During the 2019 Period, these costs decreased due to minimal workover projects being undertaken.

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Exploration expense:
Geological and geophysical costs	$678	$1,590	$2,440
Other exploration expense, including expired leases	4,604	7,412	4,504
ARO settlements in excess of recorded liabilities	61	666	59
Total exploration expense	$5,343	$9,668	$7,003

Exploration expense for the 2019 Period decreased primarily due to our cost reduction efforts, including a reduced number of employees in the geology department, and a decrease in expenses relating to expired or expiring leaseholds.

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
General and administrative expense:
Employee-related costs	$14,957	$12,646	$1,032
Equity-based compensation	3,057	6,389	—
Professional fees	3,723	5,083	1,019
Strategic costs	4,061	—	—
Business Combination	10	23,717	17,040
Severance costs	4,584	—	—
Information technology	1,980	2,649	—
Operating leases	2,317	1,486	208
Provision for uncollectible receivables	1,177	—	—
Other	804	495	1,935
Total general and administrative expense	$36,670	$52,465	$21,234

General and administrative expense for the 2019 Period decreased compared to the 2018 Period primarily due to nonrecurring Business Combination costs and other professional fees incurred in the 2018 Period for advisors helping to value and integrate the acquired business. General and administrative expense during the 2019 Period also included costs for legal and financial advisory services associated with financial structuring activities, including negotiations with representatives of our lenders and other third parties.

Below is a reconciliation of our income (loss) from continuing operations before income taxes to our Adjusted EBITDAX:

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Income (loss) from continuing operations before income taxes	$(16,979)	$(57,071)	$(7,116)

Interest expense	26,901	15,557	5,511
Depreciation, depletion and amortization	69,179	37,708	11,670
Exploration	5,343	9,668	7,003
Loss (gain) on unrealized hedges	12,274	32,896	(8,959)
Loss on sale of property and equipment	—	63	—
Impairment of assets	6,500	—	—
Equity-based compensation	3,057	6,389	—
Severance costs	4,584	—	—
Strategic costs	4,061	—	—
Business Combination	10	23,717	17,040
Adjusted EBITDAX	$114,930	$68,927	$25,149

Other (Income) Expense

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Alta Mesa RBL	$8,783	$252	$815
2024 Notes	19,688	16,406	3,281
Bond premium amortization	(2,462)	(2,051)	—
Deferred financing cost amortization	139	80	171
Other	753	870	1,244
Total interest expense	26,901	15,557	5,511
Interest income	(81)	(1,366)	(172)
Total other (income) expense, net	$26,820	$14,191	$5,339
Interest expense for the 2019 Period increased primarily due to increased levels of borrowing under the Alta Mesa RBL. Other interest expense includes commitment fees and interest expense related to our joint development agreement with BCE.

Midstream Segment Results

Revenue

(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
Sales of gathered production	$19,999	$31,634
Midstream revenue	44,488	23,671
Produced water disposal fees	14,374	—
Total Midstream revenue	$78,861	$55,305

KFM gas volumes (MMcf)	25,100	12,944
KFM crude oil volumes (Mbbls)	1,037	433
KFM produced water gathering volumes (Mbbls)	14,622	—

Sales of gathered production during the 2019 Period decreased compared to the 2018 Period due to a decline in volumes from third-party producers that are processed and sold back to the producers.

Midstream revenue during the 2019 Period increased compared to the 2018 Period due to increased receipt point volumes and the impact of a second cryogenic processing train being commissioned in mid 2018.

Produced water disposal fees during the 2019 Period resulted from the acquisition of produced water disposal assets from Alta Mesa during the fourth quarter of 2018.

Operating Expenses

(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
Midstream operating	$12,671	$3,900
Cost of sales for purchased gathered production	18,415	31,548
Transportation and processing	4,849	5,561
Workovers	511	—
Depreciation and amortization	6,729	11,905
General and administrative	13,387	6,313
Total operating expenses	$56,562	$59,227

Midstream operating expense for the 2019 Period increased compared to the 2018 Period due to additional operating expenses for the produced water disposal assets acquired from Alta Mesa during the fourth quarter of 2018 and the impact of higher volumes, which led to higher compressor-related costs.

Cost of sales of purchased gathered production decreased in the 2019 Period as compared to the 2018 Period, reflective of the sales decline to third parties noted above.

Transportation and processing expense declined in the 2019 Period as compared to the 2018 Period as a result of the segment’s cost reduction efforts during the current period.

Depreciation and amortization during the 2018 Period included $8.8 million of amortization expense related to intangible customer relationship assets that were fully impaired at December 31, 2018. This impact was partially offset by an increase of $3.6 million in depreciation of tangible assets during the 2019 Period due to capital spending since June 30, 2018, including the purchase of the produced waster disposal assets from Alta Mesa in the fourth quarter of 2018, and as a result of the increased number of days during the 2019 Period compared to the 2018 Period.

(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
General and administrative expenses:
Employee-related costs	$7,723	$4,013
Equity-based compensation	462	507
Professional fees	1,197	532
Strategic costs	648	10
Severance costs	1,984	—
Information technology	126	4
Operating leases	218	39
Other	1,029	1,208
Total general and administrative expense	$13,387	$6,313

General and administrative expense increased during the 2019 Period as a result of increased headcount and higher legal and financial advisory services associated with financial structuring activities. Following a reassessment of 2019 activity levels, we implemented a reduction in force program during the 2019 Period, which along with the departure of our Vice President and Chief Operating Officer - Midstream, resulted in severance costs during the period.

Below is a reconciliation of Midstream adjusted EBITDA to income (loss) from continuing operations before income taxes:

(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
Income (loss) from continuing operations before income taxes	$17,737	$(5,588)

Interest expense	5,314	1,666
Depreciation and amortization	6,729	11,905
Equity-based compensation	462	507
Severance costs	1,984	—
Adjusted Midstream EBITDA	$32,226	$8,490

Other (Income) Expense

(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018
KFM Credit Facility	$4,811	$322
Predecessor revolving credit facility	—	980
Deferred financing cost amortization	229	72
Other	274	292
Total interest expense	5,314	1,666
Interest income	(10)	—
Equity in earnings of unconsolidated subsidiaries	(742)	—
Total other (income) expense, net	$4,562	$1,666

Interest expense for the 2019 Period increased primarily due to increased levels of borrowings under the KFM Credit Facility compared to the predecessor credit facility. Deferred financing costs associated with the KFM Credit Facility are being amortized over the facility’s remaining term. Other interest primarily relates to commitment fees.

Equity in earnings of unconsolidated subsidiaries represents our share of the net income during the 2019 Period associated with our 50% ownership in the Cimarron pipeline (“Cimarron”). Our investment in Cimarron is accounted for under the equity method.

LIQUIDITY AND CAPITAL RESOURCES

Our principal requirements for capital during 2019 have been to fund our day-to-day operations, development activities and to satisfy our contractual obligations related to servicing our debt and hedges. During 2019, our main sources of liquidity and capital resources came from operating cash flow and borrowings under the Alta Mesa RBL.

In April 2019, our borrowing base under the Alta Mesa RBL was reduced from $400.0 million to $370.0 million leaving us with no meaningful remaining capacity available thereunder at that time. In August 2019, the Alta Mesa RBL lenders exercised their ability to make an optional redetermination of our borrowing base ahead of the regular redetermination scheduled in October 2019, and via this redetermination our borrowing base was reset to $200 million, effective August 13, 2019. As our combined borrowings and letters of credit outstanding exceeded the new borrowing base amount by $162.4 million, we had five months, beginning September 2019, to make ratable monthly payments of $32.5 million to cause utilization to be less than or equal to the borrowing base. Our Upstream business had cash on hand at August 31, 2019 of $63.0 million.

If by September 12, 2019, we had not made the first payment of $32.5 million, we would have been in default. Despite taking various actions to decrease our indebtedness and maintain our liquidity at sufficient levels to meet our commitments, on September 11, 2019, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 cases under the caption In re Alta Mesa Resources, Inc., et. al., Case No. 19-35133. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Certain of the Company’s other subsidiaries, including SRII Opco GP, LLC, SRII Opco, KFM and its subsidiaries Kingfisher STACK Oil Pipeline, LLC and Oklahoma Produced Water Solutions, LLC are not part of the Chapter 11 cases at this time.

On September 12, 2019, the Bankruptcy Court entered various orders requested by the Debtors in order to stabilize their businesses and operations as they entered into Chapter 11 bankruptcy proceedings, including orders authorizing the Debtors to honor certain obligations to employees, vendors, and holders of royalty interests. In addition, the AMH Debtors were authorized by the Bankruptcy Court to use cash collateral of the lenders under the Alta Mesa RBL. The cash collateral order permits the AMH Debtors to use their cash and proceeds of their collateral for an initial four week period on the terms and conditions agreed by the AMH Debtors and the lenders under the Alta Mesa RBL and set forth in the order. The terms and conditions include, without limitation, adherence to a budget with an agreed upon variance and meeting certain milestones. The ability to have continued access to the cash collateral will also be dependent upon the Bankruptcy Court’s approval of future versions of the cash collateral order and the related terms and conditions provided therein.

We have no meaningful cash available to us to meet our obligations apart from cash held by our subsidiaries. As a result of Alta Mesa’s bankruptcy and the limitations imposed under the approved cash collateral agreement, our only remaining source of liquidity is through KFM and SRII Opco. At August 31, 2019, SRII Opco had cash on hand of $5.7 million and KFM had cash on hand of $13.3 million, as well as remaining borrowing capacity of $74.0 million. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations.

During September, we ceased all development activities, other than any that may be prospectively approved by the Court or until our bankruptcy cases can be resolved. The abandonment of planned development activities, particularly with respect to bringing new wells onto production, will likely reduce our production levels, revenue and cash flow, and may result in the expiry of certain leases.

We expect our third quarter 2019 capital incurred to be approximately $44 million, of which $40 million was attributable to the Upstream segment’s 2 rig program we conducted until the time of our bankruptcy filing. Under the terms and conditions of the cash collateral order entered by the Bankruptcy Court and corresponding budget, we are not able to operate any drilling rigs during the fourth quarter of 2019, although we had certain capital spending to finish drilling wells that were in process at the time of our bankruptcy filing. We expect our fourth quarter 2019 capital spending to be substantially less than before the bankruptcy filing.

We anticipate that the reduced Alta Mesa development attendant to the bankruptcy proceedings could also result in less gathering volumes for KFM, which will adversely impact KFM’s revenue, EBITDA and operating cash flows. During bankruptcy, we will be dependent on liquidity provided by our non-debtor subsidiaries, including KFM, to meet our financial obligations. Access to the remaining capacity under the KFM Credit Facility requires adherence to the terms and covenant compliance on a pro forma basis for any new borrowings. We believe that KFM will exhaust its borrowing capacity and fail to meet the maintenance covenants as early as the first quarter of 2020. On September 23, 2019, KFM received a letter from the Administrative Agent whereby the lenders under the KFM Credit Facility allege a potential event of default in respect of liens placed on KFM’s assets. Accordingly, we may not have access to the remaining borrowing capacity unless or until this matter is resolved, which could materially impact our ability to meet our financial obligations.

As we execute our business strategy, we will monitor the capital resources available to meet future financial obligations and planned capital expenditures. We cannot provide assurance that operations and other needed capital will be available on acceptable terms, or at all, and our development pace may need to change based on our evolving liquidity profile.

Cash Flow Analysis

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Cash from operating activities	$84,588	$(64,822)	$26,336
Cash from investing activities	(247,942)	(96,653)	(37,913)
Cash from financing activities	227,500	244,507	16,932
Net increase in cash, cash equivalents and restricted cash	$64,146	$83,032	$5,355

Cash flow from operating activities

During the 2019 Period, cash-based items of net income (loss), including revenue (exclusive of unrealized commodity gains or losses), operating expenses and taxes, general and administrative expenses, and the cash portion of our interest expense totaled $91.9 million compared to $32.2 million during the 2018 Period, due largely to higher revenues associated with increased production and the lack of costs associated with the Business Combination that were incurred in 2018. Approximately $7.3 million of cash was used to increase working capital during the 2019 Period. During the 2018 Period, cash totaling $70.7 million was used to increase working capital primarily due to increases in trade receivables and amounts due from related parties for administrative services provided, including certain other transactions, and to reduce liabilities arising prior to or as a result of the Business Combination.

Cash flow from investing activities

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Capital expenditures	$(247,942)	$(340,631)	$(36,695)
Acquisition of acreage	—	(791,819)	(1,218)
Proceeds withdrawn from trust account	—	1,042,742	—
Investment in equity affiliate and other, net	—	(6,945)	—
Cash from investing activities	$(247,942)	$(96,653)	$(37,913)

During the 2019 Period, capital expenditures included $127.9 million for additions to property and equipment that occurred prior to December 31, 2018. Capital spending during 2019 has decreased significantly from 2018 as a result of the reassessment of our current drilling plans due to the results obtained from our 2018 drilling program and our existing liquidity concerns. We ran as many as 9 rigs during the 2018 period.

Cash flow from financing activities

	Successor		Predecessor
(in thousands)	Six Months Ended June 30, 2019	February 9, 2018 Through June 30, 2018	January 1, 2018 Through February 8, 2018
Cash provided by (used for)
Proceeds from long-term debt borrowings	$227,500	$80,000	$60,000
Repayments of long-term debt	—	(193,565)	(43,000)
Capital contributions (distributions), net	—	—	(68)
Proceeds from issuance of Class A shares	—	400,000	—
Repayment of sponsor note	—	(2,000)	—
Repayment of deferred underwriting compensation	—	(36,225)	—
Redemption of Class A common shares	—	(33)	—
Other	—	(3,670)	—
Cash from financing activities	$227,500	$244,507	$16,932

During the 2019 Period, our outstanding balances owed under the Alta Mesa RBL and KFM Credit Facility increased by $227.5 million from December 31, 2018, largely related to borrowings to fund our capital expenditures, including those expenditures incurred in 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business. We may enter into derivatives to manage or reduce market risk, but we do not enter into derivatives for speculative purposes. We do not designate derivatives as hedges for accounting purposes.

Commodity Price Risk and Hedges

Our major market risk exposure is to prevailing prices for oil, gas and NGLs, which have historically been volatile. As such, future results are subject to change due to changes in these prices. Realized prices are primarily driven by the prevailing worldwide price for oil and regional prices for gas. We have used derivatives to reduce our exposure to the risks of price changes. Pursuant to our risk management policy, we have engaged in hedging against low prices and price volatility.

The fair value of our oil and gas derivatives and basis swaps at June 30, 2019 was a net asset of $6.2 million. A 10% increase in oil and gas prices (with all other factors held constant) would result in a net liability of $7.7 million at June 30, 2019, and a 10% decrease in oil and gas prices (with all other factors held constant) would result in a net asset of $18.9 million at June 30, 2019. During September 2019, we closed out all open derivative positions resulting in net proceeds of approximately $4 million, which we applied against our outstanding borrowings under the Alta Mesa RBL.

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

During most of the first quarter of 2019 and throughout 2018, ARM Energy Management, LLC ("ARM") marketed our oil, gas and NGLs for a marketing fee that is deducted from sales proceeds collected by ARM from purchasers. The sales were generally made under short-term contracts with month-to-month pricing based on published regional indices, adjusted for transportation, location and quality.  In March 2019, in preparation for handling oil and NGL marketing responsibilities internally, we began receiving payments for the sale of oil and NGLs directly from purchasers and separately paying the marketing fee owed to ARM.  As of June 1, 2019, we terminated our oil and NGL marketing agreement with ARM and have begun marketing such products internally. We have extended the term of our gas marketing agreement with ARM through November 30, 2019.

For the six months ended June 30, 2019, ARM marketed $119.2 million, or 44.3% of our operating revenue for the period.

Joint operations receivables arise from billings to entities that own interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells.

Interest Rates

We are subject to interest rate risk under the Alta Mesa RBL and KFM Credit Facility. We currently have no open interest rate derivatives. A 100 basis point increase in interest rates would increase our annual interest expense for both facilities by approximately $5.6 million, based on the balances outstanding at June 30, 2019.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the 2019 Period.  Although the impact of inflation has been insignificant in recent years, it could cause future upward pressure on the cost of oilfield services, equipment and general and administrative expenses.

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

As described further in our 2018 10-K, we concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to existence of material weakness in our internal control over financial reporting (“ICFR”). Apart from the controls and procedures relating to accounting for business combinations, several of the material weaknesses in our ICFR continued to exist during the 2019 Period. These material weaknesses include:

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

During the Second Quarter 2019, we have made access changes to payroll, production accounting, and reserves systems to address material weaknesses identified during 2018. Testing to be conducted later in 2019 will determine whether these changes to system access will prove effective in remediating the underlying material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings, claims and liabilities arising in the ordinary course of business. The outcomes cannot be reasonably estimated. Accruals for losses associated with litigation are made when losses are deemed probable and can be reasonably estimated. Because legal proceedings are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about uncertain future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. There have been no significant changes during the 2019 Period to the matters described in Legal Proceedings in our 2018 10-K.

The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including the matters discussed in our 2018 10-K.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. There have been no material changes during the 2019 Period to the risk factors described under Risk Factors in our 2018 10-K, except as described below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 30, 2019, Alta Mesa Resources, Inc. (the "Company”) and Curtis Emerson agreed upon terms of employment to be the Company’s Vice President and Chief Accounting Officer beginning on or about October 14, 2019. Mr. Emerson will assume the role of the Company’s principal accounting officer.

Prior to joining the Company, Mr. Emerson provided consulting and advisory services through his firm, Overton Partners LLC, founded in January 2018. Since that time Mr. Emerson served as the Interim Controller of Berry Petroleum Corporation through March 2019, provided technical accounting and financial reporting services for Talos Energy, Inc from October 2018 through October 2019 and served as the Interim Chief Financial Officer for Century Natural Resources, LLC from May 2019 through October 2019. Mr. Emerson is a Certified Public Accountant with 20 years of combined public accounting, transaction advisory services, corporate accounting and finance, and financial reporting experience. Prior to founding Overton Partners, LLC, Mr. Emerson worked for Houlihan Lokey as a Vice President in its Transaction Advisory Services group starting in July 2016. Mr. Emerson held several positions, including Chief Financial Officer, from September 2014 until March 2016 for Terra Oilfield Solutions, a solids control and waste management oilfield services company. He was also employed by a start-up company from 2010 to 2014 where he held the position of Vice President and Controller. Mr. Emerson began his career in public accounting with Arthur Andersen followed by KPMG and Ernst & Young, where he held various position of increasing responsibility from 1999 to 2010. The Company has not entered into an employment agreement with Mr. Emerson. The terms of Mr. Emerson’s employment include an annual base salary of $250,000 and participation in the Company’s 2019 annual performance bonus program.

Mr. Emerson will also enter into an indemnification agreement with the Company in the form the Company entered into with certain of its other officers. There are no arrangements or understandings between Mr. Emerson and any other persons pursuant to which he was appointed as an officer of the Company. There are no family relationships between Mr. Emerson and any director, executive officer or any person nominated or chosen by the Company to become a director or executive officer. No information is required to be disclosed with respect to Mr. Emerson pursuant to Item 404(a) of Regulation S-K.

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

ALTA MESA RESOURCES, INC.
(Registrant)

By	/s/ John C. Regan
John C. Regan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated	September 30, 2019