Form 10-K/A
period 2020-03-04
Alta Mesa Resources, Inc. /DE
filed 2020-04-15
CIK 1690769

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K/A

Amendment No. 1
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $16,522,531 based on the closing price of the shares of common stock on that date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐
As of February 29, 2020, there were 182,842,867 shares of Class A Common Stock and 199,987,976 shares of Class C Common Stock, par value $0.0001 per share outstanding. The shares of Class A Common Stock shown as outstanding do not include 155,196 unvested restricted stock awards outstanding as of February 29, 2020.

Explanatory Note

Alta Mesa Resources, Inc. (the “Company”, “AMR”, “we”, “us” or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2020. The Company is filing this Amendment No. 1 to include the information required by Items 10-13 of Part III of our Form 10-K that was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith. This Amendment No. 1 does not amend or otherwise update any other information in our Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of our Form 10-K.

Table of Contents

໿

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
We currently have nine directors. James T. Hackett, Don Dimitrievich and William W. McMullen serve as Class III directors, with terms expiring at the 2020 Annual Meeting; Sylvia J. Kerrigan, David M. Leuschen and Donald R. Sinclair serve as Class I directors, with terms expiring at the Company's annual meeting of stockholders in 2021; and Pierre F. Lapeyre, Jr., Jeffrey H. Tepper and Diana J. Walters serve as Class II directors, with terms expiring at the Company’s annual meeting of stockholders in 2022. Of our nine board members, four are elected by the holders of the Class A Common Stock, two are elected by the holders of the Series A Preferred Stock and three are elected by the holders of Series B Preferred Stock.
AMR and its upstream subsidiaries expect to file a plan of liquidation under Chapter 11 of the U.S. Bankruptcy Code (collectively, the “AMR Plan”). Pursuant to the AMR Plan, all outstanding shares of class A common stock and class C common stock in the Company are expected to be canceled. In the event all outstanding shares of class A common stock and class C common stock are canceled, we will not hold a 2020 Annual Meeting.

Class III Directors
James T. Hackett’s term as a Class III director to the Board will expire at the 2020 Annual Meeting unless he is reelected by the affirmative vote of the holder of our Series B Preferred Stock. The terms of Don Dimitrievich and William W. McMullen as Class III directors to the Board will expire at the 2020 Annual Meeting unless they are each reelected by the affirmative vote of the holder of our Series A Preferred Stock. We believe these directors will continue to serve until the AMR Plan is confirmed by the U.S. Bankruptcy Court for the Southern District of Texas.

PRIOR BUSINESS EXPERIENCE
●
Chairman of the Board of Alta Mesa Resources, Inc. (February 2020 - Present), Executive Chairman of the Board of Alta Mesa Resources, Inc. (February 2018-February 2020) and Interim Chief Executive Officer of Alta Mesa Resources, Inc. (December 2018 - September 2019)

	●	Chief Operating Officer—Kingfisher Midstream, LLC (February 2018 - April 2018) and the CEO and President—Kingfisher Midstream, LLC (May 2018 - September 2019)
	●	Senior Advisor and former Partner with Riverstone Holdings LLC, a private energy investment firm (2013 - 2020)
	●	Chairman of the Board (2006 - 2013) and Chief Executive Officer (2003 - 2012) of Anadarko Petroleum Corporation
	●	Chairman of the Board of the Federal Reserve Bank of Dallas (2004 - 2006)
James T. Hackett	●	President and Chief Operating Officer of Devon Energy Corporation (2003)
Chairman of the Board	●	Chairman, President, and Chief Executive Officer of Ocean Energy and its predecessor Company, Seagull Energy (1998 - 2003)
Age: 66	●	President of Energy Services Group at Duke Energy Corporation and Executive VP at PanEnergy Corp. (1996 - 1998)
Class III Director	CURRENT PUBLIC COMPANY BOARDS
	●	Director of Fluor Corporation (NYSE: FLR)
	●	Director of National Oilwell Varco, Inc. (NYSE: NOV)
	●	Director of Enterprise Products Holdings, LLC (NYSE: EPD)
OTHER POSITIONS
	●	Director of Talen Energy Corporation
	●	Member of Rice University and Baylor College of Medicine Trustees (and former Chairman of the latter)
	●	Faculty member at University of Texas at Austin and Rice University
EDUCATION
	●	Bachelor of Science, University of Illinois
	●	MBA and MTS degrees from Harvard University

Mr. Hackett was selected to serve on the Board due to his significant leadership experience and his extensive experience in the energy industry.

PRIOR BUSINESS EXPERIENCE
	●	Skadden, Arps, Slate, Meagher & Flom LLP (1998 - 2004)
	●	Managing Director of Citi Credit Opportunities
OTHER POSITIONS
	●	Managing Director at HPS Investment Partners (2012-present)
	●	Director of Montage Resources Corporation
	●	Director Expro International Group Holdings Ltd.
	●	Director Glacier Oil & Gas Corp.
	●	Director Marquis Resources, LLC
Don Dimitrievich	EDUCATION
Director since 2018	●	Law Degree magna cum laude, McGill University in Montreal, Canada
Age: 48	●	Chemical Engineering degree, Queen’s University in Kingston, Canada
Class III Director
Mr. Dimitrievich was selected to serve on the Board due to his significant mergers and acquisitions, financing and investing experience in the energy industry.

PRIOR BUSINESS EXPERIENCE
	●	Manager of Bayou City Energy Partners (April 2014-present)
	●	Vice President at White Deer Energy (June 2012-October 2014)
	●	Associate at Denham Capital (June 2010-June 2012)
	●	Analyst in UBS Investment Bank’s Global Energy group (July 2008-June 2010)
OTHER POSITIONS
	●	Founder and Managing Partner of Bayou City Energy Partners (January 2015-present)
	●	Director WKP I LLC
	●	Director BCE-Mach LLC
William W. McMullen	●	Director BCE-Mach II LLC
Director since 2018	●	Director BCE-Mach III LLC
Age: 34	EDUCATION
Class III Director	●	Bachelor’s degree in Economics, with Honors, from Harvard University.

Mr. McMullen was selected to serve on the Board due to his broad knowledge of, and experience with, oil and gas investments.

Class I and Class II Directors
Our Class I and Class II directors are listed below.

PRIOR BUSINESS EXPERIENCE
	●	Senior management and operating roles at Gleacher & Company, Inc. (1990 - 2013)
	●	Co-founder and President of Gleacher & Company, Inc's asset management activities (2001)
	●	Managing Director of and Chief Operating Officer of Gleacher NatWest Inc. (1997 - 1999)
	●	M&A Financial Analyst for Morgan Stanley & Co. (1987 - 1990)
CURRENT PUBLIC COMPANY BOARDS
	●	Director of Centennial Resource Development, Inc. (NASDAQ: CDEV)
OTHER POSITIONS
	●	Founder of JHT Advisors LLC (March 2017 - present)
Jeffrey H. Tepper	EDUCATION
Director since 2017	●	MBA from Columbia Business School
Age: 54	●	B.S. in Economics from The Wharton School of the University of Pennsylvania
Class II Director
Mr. Tepper was selected to serve on the Board due to his significant investment and financial experience.

PRIOR BUSINESS EXPERIENCE
	●	President of Liberty Metals & Mining Holdings, LLC (2010 - 2014)
	●	Managing Partner of Eland Capital, LLC (2007 - 2010)
CURRENT PUBLIC COMPANY BOARDS
	●	Platinum Group Metals (NYSE: PLG)
	●	Trilogy Metals Inc. (NYSE: TMQ)
	●	Atmos Energy Corporation (NYSE: ATO)
OTHER POSITIONS
	●	Owner and sole manager of AMICHEL, LLC (2019 - present)
	●	Previous owner and sole manager of 575 Grant, LLC (2014 - 2019)
Diana J. Walters	EDUCATION
Director since 2017	●	B.A. in Plan II Liberal Arts from University of Texas at Austin
Age: 56	●	M.A. in Energy and Mineral Resources from University of Texas at Austin
Class II Director
Ms. Walters was selected to serve on the Board due to her significant investment and operating experience in the energy industry.

PRIOR BUSINESS EXPERIENCE
	●	Managing Director of Goldman Sachs (1998-2000)
CURRENT PUBLIC COMPANY BOARDS
	●	Non-executive board member of Riverstone Energy Limited (LSE: REL)
	●	Non-executive board member of Centennial Resource Development, Inc.
OTHER POSITIONS
	●	Founder of Riverstone Holdings LLC and Senior Managing Director (2000-present)
	●	Member of the Executive Committee of the Board of Visitors of The University of Texas MD Anderson Cancer Center
	●	Treasurer, Chair of the Investment Committee (Endowment) and member of the Finance Committee and Pension Committee at the Convent of the Sacred Heart.
Pierre F. Lapeyre, Jr.	●	Director of boards or equivalent bodies of a number of private Riverstone portfolio companies and their affiliates
Director since 2018	EDUCATION
Age: 57	●	MBA from the University of North Carolina at Chapel Hill
Class II Director	●	B.S. in Finance and Economics from the University of Kentucky

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

PRIOR BUSINESS EXPERIENCE
	●	Partner and Managing Director of Goldman Sachs (1986 - 2000)
	●	Founder and head of the Goldman Sachs Global Energy and Power Group (1985 - 2000)
CURRENT PUBLIC COMPANY BOARDS
	●	Non-executive board member of Riverstone Energy Limited (LSE: REL)
	●	Non-executive board member of Centennial Resource Development, Inc. (NASDAQ: CDEV)
OTHER POSITIONS
	●	Founder of Riverstone Holdings LLC and Senior Managing Director (2000-present)
	●	Director of boards or equivalent bodies of a number of private Riverstone portfolio companies and their affiliates
David M. Leuschen	EDUCATION
Director since 2018	●	MBA from Dartmouth’s Amos Tuck School of Business
Age: 68	●	A.B. degree from Dartmouth College
Class I Director

In 2007, Mr. Leuschen, along with Riverstone Holdings LLC and The Carlyle Group (“Carlyle”), became the subject of an industry-wide inquiry by the Office of the Attorney General of the State of New York (the “Attorney General”) relating to the use of placement agents in connection with investments by the New York State Common Retirement Fund (“NYCRF”) in certain funds, including funds that were jointly developed by Riverstone and Carlyle. In June 2009, Riverstone entered into an Assurance of Discontinuance with the Attorney General to resolve the matter and agreed to make a restitution payment of $30 million to the New York State Office of the Attorney General for the benefit of NYCRF. Mr. Leuschen also entered into an Assurance of Discontinuance with the Attorney General in December 2009 and agreed that Riverstone and/or Mr. Leuschen would make a restitution payment of $20 million to the New York State Office of the Attorney General for the benefit of NYCRF. Mr. Leuschen was selected to serve on the Board due to his extensive mergers and acquisitions, financing and investing experience in the energy and power industry.

PRIOR BUSINESS EXPERIENCE
	●	Senior Advisor to Anadarko Petroleum Corporation (NYSE: APC) (2017-2018)
	●	Director, President and Chief Executive Officer of WES GP (2009 to 2017)
	●	Vice President and Senior Vice President of Anadarko Petroleum Corporation (2010 to 2016)
	●	Co-founder, President and Chief Executive Officer of Ceritas Energy, LLC (2003 to 2009)
	●	Energy industry consulting and management of personal business interests (1998 to 2003)
	●	President of Duke Energy Trading and Marketing LLC (1997 to 1998)
	●	Senior Vice President of Tenneco Energy, a unit of Tenneco Inc., and as President of Tenneco Energy Resources Corporation (May 1995-December 1995)
Donald R. Sinclair	●	Senior Vice President and Chief Risk Officer of Dynegy Inc. (formerly NGC Corporation) (January 1993-February 1994)
Director since 2018	OTHER POSITIONS
Age: 62	●	Chairman of the Board of Directors and President of WTX Pumping Services LLC
Class I Director	●	Director of Lucid Energy Group II, LLC
	●	Director of Ascent Resources, LLC
EDUCATION
	●	Bachelor of Business Administration degree from Texas Tech University

Mr. Sinclair was selected to serve on the Board due to his significant leadership experience and his extensive investment experience in the oil and gas industry.

Preferred Stock Board Appointments

On December 20, 2018, AM Equity Holdings, LP (“AM Management”) redeemed its share of Series A Preferred Stock. As a result, each of Bayou City Energy Management, LLC (“Bayou City”) and HPS Investment Partners, LLC (“HPS”) own the only outstanding shares of our Series A Preferred Stock. For so long as the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to nominate and elect directors to our Board until 2023, based on their and their affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
Bayou City and its affiliates
•at least 10%	one director who must be independent under NASDAQ rules (unless the director to be nominated is William W. McMullen who need not be independent)

HPS and its affiliates
•at least 10%	one director who must be independent under NASDAQ rules

The vote of Bayou City and HPS will be the only vote required to elect such nominees to the Board (each such director, in such capacity, a “Series A Director”). So long as the Series A Preferred Stock remains outstanding, vacancies on our Board resulting from the death, resignation, retirement, disqualification or removal of a Series A Director will be filled only by the affirmative vote of the holder of the Series A Preferred Stock. We will have the right to cause the removal of the Series A Director from our Board immediately upon redemption of the Series A Preferred Stock.
Mr. McMullen serves as a Class III director on the Board on behalf of Bayou City, and Mr. Dimitrievich serves as a Class III director on the Board on behalf of HPS.

Riverstone VI Alta Mesa Holdings, L.P. (the “Riverstone Contributor”) owns the only outstanding share of our Series B Preferred Stock. For so long as the Series B Preferred Stock remains outstanding, the holder of the Series B Preferred Stock is entitled to nominate and elect directors to our Board until 2023 based on its and its affiliates’ beneficial ownership of Class A Common Stock as follows:

Holder / Beneficial Ownership and Other Requirements	Designation Right
The Riverstone Contributor and its affiliates
•at least 15%	three directors (one of whom will be the Chairman of the Board)

•less than 15% but at least 10%	two directors (one of whom will be the Chairman of the Board)

•less than 10% but at least 5%	one director (who may be the Chairman of the Board if such person is James Hackett)

The vote of the Riverstone Contributor will be the only vote required to elect such nominees to the Board (each such director, in such capacity, a “Series B Director”). So long as the Series B Preferred Stock remains outstanding, vacancies on our Board resulting from the death, resignation, retirement, disqualification or removal of a Series B Director will be filled only by the affirmative vote of the holder of the Series B Preferred Stock. We will have the right to cause the removal of the Series B Director from our Board immediately upon redemption of the Series B Preferred Stock.
Mr. Leuschen serves as a Class I director, Mr. Lapeyre serves as a Class II director and Mr. Hackett serves as a Class III director on the Board on behalf of the Riverstone Contributor.
Board Leadership Structure
Currently, James T. Hackett serves as our Chairman of the Board. We have no policy with respect to the separation of the offices of Chairman and Chief Executive Officer. The Board believes that it is important to retain its flexibility to allocate the responsibilities of the offices of the Chairman and Chief Executive Officer in any way that is in the best interests of the

Company at a given point in time. Currently the offices of Chairman and Chief Executive Officer are separated with Mr. Mark P. Castiglione serving as our Chief Executive Officer.

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
The Board has also delegated certain risk oversight responsibility to committees of the Board as follows: (i) the audit committee of the Board (the “Audit Committee”) oversees the Company’s guidelines and policies governing the process by which senior management assess and manage the Company’s exposure to risk, as well as the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures; (ii) the compensation committee of the Board (the “Compensation Committee”) oversees risk related to senior executive and other compensation; and (iii) the nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”) oversees risk related to corporate governance. In 2019, management prepared and the Audit Committee reviewed a comprehensive enterprise risk assessment.

Committees of the Board
The Board had three standing committees during 2019: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the committees reports to the Board as it deems appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee
The principal functions of the Audit Committee are detailed in its Audit Committee Charter, which is available at www.altamesa.net, and include, but are not limited to:

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
Under the NASDAQ listing standards and applicable SEC rules, the Company was required to have at least three members of the Audit Committee, all of whom must be independent. Our Audit Committee consists of Mr. Jeffrey H. Tepper and Mses. Sylvia J. Kerrigan and Diana J. Walters, with Ms. Walters serving as the Chair. We believe that Mr. Tepper and Mses. Kerrigan and Walters qualify as independent directors according to the rules and regulations of the SEC with respect to audit committee membership. We also believe that Mr. Tepper and Ms. Walters each qualify as a “financial expert,” as such term is defined in Item 401(h) of Regulation S-K.
During 2019, the Audit Committee held 13 meetings and took action by written consent 1 time.

Compensation Committee
The principal functions of the Compensation Committee are detailed in its Compensation Committee Charter, which is available at www.altamesa.net, and include, but are not limited to:

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

•
if applicable, reviewing and discussing with management the Company’s Compensation Discussion & Analysis disclosure, and recommending to the Board that the Compensation Discussion & Analysis disclosure be included in the Company’s annual proxy statement or annual report;

•	if applicable, preparing the Compensation Committee Report for inclusion in the Company’s proxy statement and annual report;

•	reviewing at least annually the goals and objectives of the Company’s general compensation plans and other employee benefit plans, including incentive-compensation and equity-based plans;

•	reviewing at least annually the Company’s general compensation plans and other employee benefit plans, including incentive-compensation and equity-based plans; and

•
reviewing all equity-compensation plans to be submitted for stockholder approval under the NASDAQ listing standards, and reviewing and approving all equity-compensation plans that are exempt from such stockholder approval requirement.

Under the NASDAQ listing standards, the Company was historically required to have a Compensation Committee, all of whom must be independent. Until July 1, 2019, our Compensation Committee consisted of Messrs. Donald R. Sinclair and Jeffrey H. Tepper and Ms. Diana J. Walters, with Mr. Sinclair serving as the Chair. Effective July 1, 2019, Ms. Sylvia J. Kerrigan replaced Ms. Walters on the Compensation Committee. We believe that Messrs. Sinclair and Tepper and Mses. Walters and Kerrigan qualify as independent directors according to the rules and regulations of the NASDAQ with respect to compensation committee membership.
During 2019, the Compensation Committee held 8 meetings and took action by written consent 2 times.

Nominating and Corporate Governance Committee
The principal functions of the Nominating and Corporate Governance Committee are detailed in its Nominating and Corporate Governance Committee Charter, which is available at www.altamesa.net, and include, but are not limited to:

•
identifying individuals qualified to become members of the Board and ensuring that the Board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds;

•	recommending director nominees for election to the Board at the next annual meeting of stockholders;

•	reviewing the Board committee structure annually and recommending directors to serve as members of each committee;

•	overseeing the annual self-evaluations of the Board;

•	making recommendations to the Board regarding governance matters;

•	reporting regularly to the Board regarding the activities of the Nominating and Corporate Governance Committee;

•	performing at least annually an evaluation of the performance of the Nominating and Corporate Governance Committee; and

•	reviewing and reassessing periodically the Nominating and Corporate Governance Committee Charter.

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

During 2019, the Nominating and Corporate Governance Committee held 1 meeting and took action by written consent 1 time.
Executive Officers

Our executive officers and their ages as of March 15, 2020, are set forth below:

Name	Age	Position
James T. Hackett	66	Chairman of the Board
Mark P. Castiglione	49	Chief Executive Officer
John H. Campbell, Jr.	62	President and Chief Operating Officer
Randy L. Limbacher	61	Executive Vice President of Strategy
John C. Regan	50	Executive Vice President, Chief Financial Officer and Assistant Secretary
Kimberly O. Warnica	46	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

James T. Hackett became our Executive Chairman of the Board immediately following the closing of the Business Combination until February 2020 when he became our Chairman. He also briefly served as Chief Operating Officer— Midstream prior to the appointment of Mr. Collins and then served as President of the Company’s subsidiary Kingfisher Midstream, LLC. He previously served as our Interim Chief Executive Officer as well. Mr. Hackett is a Senior Advisor at Riverstone Holdings, LLC. Prior to joining Riverstone in 2013, Mr. Hackett served as the Chairman of the Board from 2006 to 2013 and the Chief Executive Officer from 2003 to 2012 of Anadarko Petroleum Corporation. Before joining Anadarko, Mr. Hackett served as President and Chief Operating Officer of Devon Energy Corporation, following its merger with Ocean Energy, where he had served as Chairman, President, and Chief Executive Officer. Mr. Hackett has held senior positions at Seagull, Duke Energy, and Pan Energy. He also held positions in engineering, finance and marketing in the midstream, oil field services, and power sectors of the energy industry. Mr. Hackett serves on the Board of Directors of Enterprise Products Holdings, LLC, Fluor Corporation (NYSE: FLR), National Oilwell Varco, Inc. (NYSE: NOV) and Talen Energy Corporation. Mr. Hackett is a former Chairman of the Board of the Federal Reserve Bank of Dallas. Mr. Hackett received a Bachelor of Science degree from the University of Illinois in 1975 and an MBA and MTS from Harvard University in 1979 and 2016, respectively.

Mark P. Castiglione became our Chief Executive Officer on September 10, 2019 after serving as our Interim Executive Vice President - Strategy and Corporate Development as of June 18, 2019. He initially joined us as Chief of Staff to the President on January 1, 2019. He also serves as Executive Vice President of Meridian Energy LLC, a position he has held since June 2017. From January 2015 to May 2017, Mr. Castiglione managed MPC Resources, LLC (an energy advisory firm) and was engaged as Senior Advisor to SandRidge Energy, Inc. from January 2015 to June 2016. From 2010 to December 2014, he served as Senior Vice President – Business Development of Quantum Resources Management, LLC and QR Energy, LP. Prior to joining Quantum Resources, Mr. Castiglione served as Vice President – Acquisitions and Divestitures of El Paso Corporation from 2009 to 2010 and Vice President – Business Development of El Paso Exploration and Production from 2008 to 2009. Mr. Castiglione’s prior background at Encana Corporation, Burlington Resources and Simmons & Company International includes positions of increasing responsibility in corporate development, corporate finance, asset management and engineering. He began his career in 1994 as a reservoir engineer at Burlington Resources. Mr. Castiglione received a Bachelor of Science degree in petroleum engineering from Texas Tech University in 1993 and a Master of Business Administration degree from the Cox School of Business at Southern Methodist University in 1999.

John H. Campbell, Jr. became our President and Chief Operating Officer on September 10, 2019 after serving as our Interim Executive Vice President and Chief Operating Officer as of June 18, 2019. Mr. Campbell initially joined us on January 1, 2019 as Interim Chief Operating Officer - Upstream. He also serves as President and Chief Operating Officer of Meridian Energy LLC, a position he has held since June 2017. From June 2016 to June 2017, Mr. Campbell served as a partner of Quantum Energy Partners, LLC. Prior to joining Quantum Energy Partners, LLC, he served as President of QL-Energy, LLC. From 2010 to 2014, Mr. Campbell served as President and Chief Operating Officer of QR Energy, LP. From 2008 to 2015 Mr. Campbell served as President and Chief Operating Officer of Quantum Resources Management, LLC. Mr. Campbell received a Bachelor of Science degree in petroleum engineering from the University of Alabama, Tuscaloosa in 1983 and a Master of Engineering degree in petroleum engineering degree from Texas A&M University in 1987.

Randy L. Limbacher became our Executive Vice President of Strategy on September 10, 2019 after serving as our Interim President as of January 1, 2019. He also serves as the Chief Executive Officer of Meridian Energy LLC (a Houston-based energy advisory firm), a position he has held since June 2017. He currently serves on the board of directors of CARBO Ceramics Inc. and TC Energy Corporation (formerly TransCanada Corporation). From March 2017 to June 2017, Mr.

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

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and have posted a copy at www.altamesa.net. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request directed to Alta Mesa Resources, Inc., 15021 Katy Freeway, Suite 400, Houston, Texas 77094, Attention: Secretary.

Item 11. Executive Compensation

For 2019, our named executive officers (“NEOs”) are:

Name	Title
James T. Hackett	Current Chairman of the Board and Former Executive Chairman of the Board and Interim Chief Executive Officer(1)
Mark P. Castiglione	Chief Executive Officer(2)
John H. Campbell, Jr.	President and Chief Operating Officer(2)
Randy L. Limbacher	Executive Vice President of Strategy(2)
John C. Regan	Executive Vice President, Chief Financial Officer and Assistant Secretary(3)

(1) Mr. Hackett resigned as Interim Chief Executive Officer as of September 10, 2019 and ceased being Executive Chairman on February 19, 2020, at which time he became Chairman of the Board.
(2) Messrs. Castiglione, Campbell and Limbacher were hired to serve as officers of the Company pursuant to a letter agreement by and among Alta Mesa Services, LP, each of Messrs. Castiglione, Campbell and Limbacher and Meridian Energy LLC dated December 20, 2018, as amended and restated September 10, 2019 and as further amended and restated March 10, 2020 (the “Meridian Consulting Agreement”). Messrs. Castiglione, Campbell and Limbacher were elected to their current positions as of September 10, 2019.
(3) Mr. Regan’s employment commenced on January 7, 2019.

Executive Compensation

On February 11, 2020, we filed a post-effective amendment to our registration statement on Form S-8 (Registration No. 333-224248) to deregister unissued and unsold shares of Class A Common Stock issuable to participants under the Alta Mesa Resources, Inc. 2018 Long Term Incentive Plan. Accordingly, we are no longer able to grant restricted stock or shares of our Class A Common Stock in satisfaction of our outstanding unexercised stock options, unvested restricted stock and unvested performance-based restricted stock units, and we anticipate those outstanding stock awards will be canceled as a result of our bankruptcy filing.
As a result of the financial distress of the Company in 2019, we modified our compensation program in 2019 to consistent of base salary, a cash bonus paid at set target levels, and longer-term incentives (“LTI”). The LTI was based on performance criteria in the case of the Company’s officers. Assuming achievement of a threshold level of performance, payouts under our LTI compensation program would have resulted in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach.
The following table summarizes the total compensation for each NEO for the years shown.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James T. Hackett Chairman and Former Executive Chairman and Interim CEO	2019 2018	462,462 442,000(3)	247,000 0	0 1,405,660	0 2,722,288	859,420 0	0 0	0 0	1,568,882 4,569,948
Mark P. Castiglione Chief Executive Officer(1)	2019 2018	625,000 0	1,325,000 0	0 0	0 0	700,000 0	0 0	0(6) 0	2,650,000 0
John H. Campbell, Jr. President and Chief Operating Officer(1)	2019 2018	650,000 0	1,225,000 0	0 0	0 0	700,000 0	0 0	0(6) 0	2,575,000 0
Randy L. Limbacher Executive Vice President of Strategy(1)	2019 2018	675,000 0	850,000 0	0 0	0 0	600,000 0	0 0	0(6) 0	2,125,000 0
John C. Regan Executive Vice President, Chief Financial Officer and Assistant Secretary(2)	2019 2018	424,039 0	863,750 0	0 0	0 0	823,530 0	0 0	46,290(7) 0	2,157,609 0

(1) Messrs. Castiglione, Campbell and Limbacher commenced serving as officers on January 1, 2019 and were elected to their current positions as of September 20, 2019.
(2) Mr. Regan commenced serving as an officer on January 7, 2019.
(3) Represents salary paid in 2018 from closing of the Business Combination through December 31, 2018.
(4) For Mr. Hackett, this column represents quarterly cash bonus payments, determined by the Compensation Committee pursuant to the Company’s annual incentive compensation plan. For 2019, the amount paid was not contingent upon performance criteria. For Messrs. Castiglione, Campbell and Limbacher, this column represents regular quarterly and advanced bonus payments made pursuant to the Meridian Consulting Agreement, which amounts were not contingent upon performance criteria. For Mr. Regan, this column represents quarterly cash bonus, advanced bonus and sign-on bonus payments, none of which were contingent upon performance criteria.
(5) For Messrs. Hackett and Regan, this column represents long term incentive payments, determined by the Compensation Committee pursuant to the Company’s Long Term Incentive Plan. For Messrs. Castiglione, Campbell and Limbacher, this column represents milestone bonuses paid pursuant to the Meridian Consulting Agreement.
(6) Excludes amounts set forth in the following table as these amounts are not compensation received by the NEOs. The legal expenses reimbursed to Meridian Energy LLC were allocated between Messrs. Castiglione, Campbell and Limbacher in the same proportion as their total compensation for 2019.

Name	Year	Meridian Energy LLC’s portion of benefits and payroll taxes	Legal Expenses Reimbursed to Meridian Energy LLC
Mark P. Castiglione	2019	197,375	10,002
John H. Campbell, Jr.	2019	197,750	9,719
Randy L. Limbacher	2019	182,125	8,021

(7) The following table describes each component of the All Other Compensation column for Mr. Regan:

Name	Year	Relocation Cost and Expenses ($)	Company Contributions to Defined Contribution Plan ($)(a)	Total All Other Compensation ($)
John C. Regan	2019	36,780	9,510	46,290

(a)	Reflects amounts contributed by the Company under the 401(k) employee savings and protection plan.

Outstanding Equity Awards at 2019 Year-End

The following table reflects outstanding stock option awards and unvested and unearned stock awards (both time-based and performance-contingent) as of December 31, 2019, assuming a market value of $0.016 per share (the closing stock price of the Company’s common stock on December 31, 2019). On February 17, 2020, Mr. Hackett waived the accelerated vesting under his letter agreement with the Company and forfeited all outstanding equity awards, including the awards listed in the table below as unexercisable and unearned.

Stock Awards
		Option Awards				Restricted Stock/Units[4]		Equity Incentive Plan Awards / Performance Units[5]
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Name[1]	Grant Date[2]	Exercisable (#)	Unexercisable[3] (#)
James T. Hackett	2/9/18	196,541	393,082	9.54	2/8/25			628,932	10,063

(1)	Messrs. Castiglione, Campbell, Limbacher and Regan were never awarded any equity.

(2)
Award was established based on the fair market value of of a Class A share of AMR on the grant date in the table and, in the case of restricted stock and restricted stock units granted on February 9, 2018, were issued upon filing of an effective registration statement, which was April 12, 2018.

(3)	All stock options vest in one-third increments on each anniversary of the grant date. Mr. Hackett forfeited his remaining unvested options.

(4)	Mr. Hackett was never awarded any restricted stock.

(5)
The number of outstanding units and estimated payout assumes target payout for each tranche of the award. In February 2020, it was determined that the tranche of 2019 performance-based units would be cashed out at 199%.  However, given the Chapter 11 Bankruptcy filing of the Company, Mr. Hackett did not receive payment for the 2019 units and he forfeited his remaining unvested awards.

Other Benefits

We provide benefits that we believe are standard in the industry to all of our employees. These benefits consist of health insurance coverage for employees and their qualified dependents and a 401(k) plan. The health and welfare benefits (net of employee contributions) were paid by the Company for all employees in 2019. We make matching contributions of 5% of eligible employee compensation to the 401(k) plan and pay all administrative costs of the plan.

Employment Agreements and Potential Payments Upon Termination or Change in Control

In connection with the Business Combination, the Company entered into a letter agreement with Mr. Hackett under which, if the Company terminates Mr. Hackett’s employment without cause or he resigns for good reason, within the meaning of and under the letter agreement, he will be entitled to full accelerated vesting of all equity awards granted to him during the three years after February 8, 2018 that are subject to time-based vesting and accelerated vesting of any such Company equity awards that are subject to performance-based vesting at the target level of performance. In the event Mr. Hackett had been terminated without cause or he resigned for good reason effective as of December 31, 2019, Mr. Hackett would have received payment of $10,063 which represents the in-the-money value of unvested stock options (currently $0) and the value of the unvested performance units at target level performance. On February 17, 2020, Mr. Hackett waived the accelerated vesting under the letter agreement and forfeited all outstanding equity awards.
In addition, the Company entered into an employment agreement with Mr. Regan in January 2019. The employment agreement with Mr. Regan entitles him to an annual base salary of $450,000 and to participate in an annual performance bonus program with a target bonus award determined by the Board. For 2019, Mr. Regan’s target annual bonus amounts under this program was 95% of his annual base salary. Mr. Regan is also entitled to receive an annual physical and reimbursement of up to $5,000 per year for tax planning services. If the Company terminates Mr. Regan’s employment without cause or he resigns for good reason, within the meaning of and under the employment agreement, he will be entitled to receive (i) a prorated annual bonus for the year of termination, determined at the discretion of the Compensation Committee and based on satisfaction of performance criteria prorated for the partial performance period, (ii) full accelerated vesting of all Company equity awards that are subject to time-based vesting, accelerated vesting of any Company equity awards that are subject to performance-based vesting at the target level of performance and full accelerated vesting of any nonqualified deferred compensation account balance or benefit, (iii) a lump-sum payment equal to $24,000 for outplacement services, (iv) 18 months of his annual base salary and 1.5 times the greater of his target annual bonus and the annual bonus paid to him for the prior year and (v) payment for up to 18 months of premiums for continued coverage in the Company’s group health plans and, thereafter continued participation in the Company’s group health plans at his cost for up to an additional 6 months. Mr. Regan is also entitled to receive the amounts under clauses (i), (iii), (iv) and (v) of the preceding sentence if his employment terminates due to death or disability, under and within the meaning of their respective employment agreement. If Mr. Regan’s qualifying termination of employment occurs during the fifteen months following a change in control (within the meaning of Mr. Regan’s employment agreement) or, only in the case of termination without cause or resignation for good reason, during the three months prior to a change in control and is demonstrated to be in connection with the change in control, then in addition to the foregoing payments and benefits, he will be entitled to an additional payment equal to the sum of six months of his annual base salary and 0.5 times the greater of his target annual bonus and the annual bonus paid to him for the prior year. Mr. Regan’s rights to receive termination payments and benefits, other than a prorated annual bonus for the year of termination, are conditioned upon executing a general release of claims in our favor. Mr. Regan has also agreed to refrain from competing with the Company or soliciting its customers or employees during and for a period of 12 months following his employment with the Company.
Mr. Regan’s employment agreement further entitles him, if a termination of employment occurs before January 7, 2021, to payment for any excise taxes imposed under Section 4999 of the Internal Revenue Code as a result of a change in control, plus an additional amount that puts him in the same after-tax position he would have been absent the imposition of excise taxes under Section 4999 of the Internal Revenue Code.
Mr. Regan’s employment agreement provides him with post-termination benefits in a variety of circumstances. The amount of compensation payable in some cases may vary depending on the nature of the termination, whether as a result of voluntary termination, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive. The following are general definitions that apply to the termination scenarios described above. These definitions have been summarized and are qualified in their entirety by the full text of the applicable plans or agreements to which Mr. Regan is a party.
Anticipatory Termination generally means a termination of the employment within the three (3) month period ending immediately prior to the Change in Control date (in which the Change in Control is a “change in control event” within the meaning of Code Section 409A), but only if (a) Mr. Regan’s employment with the Company was (i) terminated by the Company without Cause or (ii) terminated by Mr. Regan for Good Reason, and (b) it is reasonably demonstrated by Mr. Regan that such termination of employment (1) was at the request of a third party who has taken steps reasonably calculated to effect such Change in Control or (2) otherwise arose in connection with or anticipation of such Change in Control.
Cause is generally defined as: (A) Mr. Regan’s final conviction by a court of competent jurisdiction of a felony involving moral turpitude, or entering the plea of nolo contendere to such felony by Mr. Regan; (B) the commission by Mr. Regan of a demonstrable act of material fraud, or a proven and material misappropriation of funds or other property, of or upon the

Company or any affiliate; (C) the engagement by Mr. Regan, without the written approval of the Company, in any material activity which directly competes with the business of the Company or any affiliate, or which would directly result in a material injury to the business or reputation of the Company or any affiliate; or (D) the breach by Mr. Regan of any material provision of his employment agreement. With respect to items (C) and (D) above, in order to constitute “Cause” hereunder, Mr. Regan must also fail to cure such breach within a reasonable time period set by the Company but in no event less than twenty (20) calendar days after his receipt of such notice.
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
Good Reason means the occurrence of any of the following without Mr. Regan’s prior written consent, if not cured and corrected by the Company within 60 days after written notice thereof is provided by Mr. Regan to the Company, provided such notice is delivered within 90 days after the occurrence of the applicable condition or event and that Mr. Regan resigns from employment with the Company within 90 days following expiration of such 60-day cure period: (a) the demotion or reduction in title or rank of Mr. Regan with the Company, or the assignment to Mr. Regan of duties that are materially inconsistent with his positions, duties and responsibilities with the Company, or any removal of Mr. Regan from, or any failure to nominate for re-election Mr. Regan to, any of such positions (other than a change due to his Disability or as an accommodation under the American with Disabilities Act), except for any such demotion, reduction, assignment, removal or failure that occurs in connection with Mr. Regan’s termination of employment for Cause, Disability or death; (b) the reduction of Mr. Regan’s annual base salary and/or target bonus opportunity, as compared to his aggregate base salary and target bonus opportunity as effective immediately prior to such reduction, if such reduction of base salary and/or target bonus opportunity, on an aggregated basis, is five percent (5%) or greater of the aggregate base salary and target bonus opportunity as effective immediately prior to such reduction; or (c) a relocation of Mr. Regan’s principal work location to a location in excess of 50 miles from its then current location.
Disability generally means that (a) Mr. Regan is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or last for a continuous period of not less than 12 months, or (b) by reason of any medically determinable physical or mental impairment which can be expected to result in death or to last for a continuous period of not less than 12 months, Mr. Regan is receiving income replacement for a period of not less than three months under an accident and health plan covering employees of the Company.
Given the anticipated sale of substantially all of the Company’s assets and subsequent liquidation, we expect to use the right in bankruptcy to reject Mr. Regan’s employment agreement, which will result in an unsecured pre-petition claim against the estate of the Company for amounts due but not paid. In addition, upon closing of the sale of the Company’s assets, we expect to waive the non-compete provisions of Mr. Regan’s employment agreement.

2019 Director Compensation

In 2018, the Company adopted a director compensation program under which each director who is not an employee and is not affiliated with the Riverstone Contributor, Bayou City, HPS or management will receive the following cash amounts for their services on our Board:

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

Annual director fees under the program are payable in arrears in four equal quarterly installments, provided that the amount of each payment in respect of annual fees will be prorated for any portion of a quarter that a director is not serving on our Board or on a particular committee. Director meeting fees are payable monthly in arrears.

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	All Other Compensation ($)	Total ($)
Diana J. Walters	284,702	0	0	284,702
Donald R. Sinclair	263,702	0	0	263,702
Jeffrey Tepper	280,202	0	0	280,202
Sylvia J. Kerrigan	239,750	0	0	239,750

(1)
Represents fees earned with respect to the annual Board retainer, applicable committee retainers and any meeting fees. The retainer amounts are earned quarterly and prorated for actual time served. The meeting fees are earned monthly.

2020 Director Compensation

No change in the director compensation program is expected for 2020.

Securities Trading Policy
Our securities trading policy provides that executive officers, including the NEOs and directors, may not purchase or sell puts or calls to sell or buy our stock, engage in short sales with respect to our stock, buy our securities on margin or otherwise hedge their ownership of our stock. The purchase or sale of stock by executive officers and directors may only be made during certain windows of time and under the other conditions contained in our policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to the Company regarding ownership of its shares of voting securities of the Company, which consists of Class A Common Stock and Class C Common Stock, as of February 29, 2020 except as noted:

•	each person who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s voting securities;

•	each of the Company’s current directors and each NEO; and

•	all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire such securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days.
The beneficial ownership of voting securities of the Company is based on 382,986,039 shares of Class A Common Stock and Class C Common Stock issued and outstanding in the aggregate as of February 29, 2020. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting securities beneficially owned by them.

Name and Address of Beneficial Owners(1)	Number of Shares of Voting Securities	Stock Acquirable Within 60 days(2)	Total Beneficial Ownership	Percent of Class %
5% or Greater Stockholders
Investment vehicles affiliated with Riverstone VI Alta Mesa Holdings, L.P. (3)	85,776,000	28,466,666	114,242,666	29.8%
Orbis Investment Management Limited(4)	24,717,139	—	24,717,139	6.5%
High Mesa Holdings, LP(5)(8)	134,155,838	—	134,155,838	35.0%
HPS Investment Partners, LLC(5)(6)(8)	80,014,799	—	80,014,799	20.9%
Bayou City Energy Management LLC (5)(7)(8)	85,439,251		85,439,251	22.3%
Directors and Executive Officers
James T. Hackett	—	196,541	196,541	*
David M. Leuschen(3)	—	—	—	—
Pierre F. Lapeyre, Jr.(3)	—	—	—	—
William W. McMullen	—	—	—	—
Don Dimitrievich	—	—	—	—
Sylvia J. Kerrigan	24,823	—	24,823	*
Jeffrey H. Tepper	51,344	—	51,344	*
Diana J. Walters	51,344		51,344	*
Donald R. Sinclair	18,344	—	18,344	*
Mark P. Castiglione	—	—	—	—
John H. Campbell, Jr.	—	—	—	—
Randy L. Limbacher	—	—	—	—
John C. Regan	—	—	—	—
All directors and executive officers, as a group (14 individuals)	167,437	260,735	428,172	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Alta Mesa Resources, Inc., 15021 Katy Freeway, Suite 400, Houston, Texas 77094.

(2)
Represents options exercisable within 60 days. The options are currently out of the money with a strike price between $7.01 and $9.54. In the case of investment vehicles affiliated with Riverstone VI Alta Mesa Holdings, L.P., represents warrant exercisable within 60 days at a strike price of $11.50, as may be adjusted pursuant to that certain Warrant Agreement dated as of March 23, 2017 between the Company and Continental Stock Transfer & Trust Company.

(3)
Includes 16,548,894 shares of Class A Common Stock and warrants to purchase 15,133,333 shares of Class A Common Stock held of record by Silver Run Sponsor II, LLC, 18,522,000 shares of Class A Common Stock and warrants to purchase 7,916,012 shares of Class A Common Stock held of record by Riverstone VI SR II Holdings, L.P. (“Fund VI Holdings”), 25,857,148 shares of Class A Common Stock and warrants to purchase 4,561,992 shares of Class A Common Stock held by Riverstone AMR Partners, L.P. (“AMR Partners”), 1,720,243 shares of Class A Common Stock and warrants to purchase 303,504 shares of Class A Common Stock held of record by Riverstone AMR Partners-U, LLC (“AMR Partners-U”), 3,127,715 shares of Class A Common Stock and warrants to purchase 551,825 shares of Class A Common Stock held of record by Riverstone AMR Partners-T, L.P. (“AMR Partners-T”) and 20,000,000 shares of Class C Common Stock and an equal number of Common Units, each of which may be exchanged on a one-for-one basis for shares of Class A Common Stock, held of record by Riverstone VI Alta Mesa Holdings, L.P. and, together with Silver Run Sponsor II, LLC, Fund VI Holdings, AMR Partners, AMR Partners-U and AMR Partners-T, the “Riverstone Funds”. David M. Leuschen and Pierre F. Lapeyre, Jr. are the managers of Riverstone Management Group, L.L.C. (“Riverstone Management”), which is the general partner of Riverstone/Gower Mgmt Co Holdings, L.P. (“Riverstone/Gower”), which is the sole member of Riverstone Holdings LLC, which is the sole shareholder of Riverstone Energy GP VI Corp, which is the managing member of Riverstone Energy GP VI, LLC (“Riverstone Energy GP’”) which is the general partner of Riverstone Energy Partners VI, L.P., which is the general partner of AMR Partners, the manager of AMR Partners-U and the managing member of Riverstone Energy VI Holdings GP, LLC, which is the general partner of each of Riverstone VI Alta Mesa Holdings, L.P. and Fund VI Holdings, which is the sole and managing member of Silver Run Sponsor II, LLC. Riverstone Energy GP is also the sole member of Riverstone Energy Partners VI (Non-U.S.), LLC, which is the general partner of AMR Partners-T, L.P. Riverstone Energy GP is managed by a managing committee consisting of Pierre F. Lapeyre, Jr., David M. Leuschen, E. Bartow Jones, N. John Lancaster, Baran Tekkora and Robert M. Tichio. As such, each of Riverstone Energy GP, Riverstone Energy GP VI Corp, Riverstone Holdings, LLC, Riverstone/Gower, Riverstone Management, Mr. Leuschen and Mr. Lapeyre may be deemed to have or share beneficial ownership of the securities held directly by the Riverstone Funds. Each such entity or person disclaims any such beneficial ownership. The business address of each of these entities and individuals is c/o Riverstone Holdings LLC, 712 Fifth Avenue, 36th Floor, New York, NY 10019.

(4)
Based on information contained in Schedule 13G/A filed on October 10, 2019 by Orbis Investment Management Limited (“OIML”) and Orbis Investment Management (U.S.), LLC (“OIMUS”). OIML’s address is Orbis House, 25 Front Street, Hamilton Bermuda HM11 and OIMUS’s address is 600 Montgomery Street, Suite 3800, San Francisco, CA 94111, USA.

(5)
The sole general partner of the High Mesa Holdings LP (“High Mesa”) is High Mesa Holdings GP, LLC (“High Mesa GP”). High Mesa, Inc. (“HMI”) holds a majority of the outstanding limited partner interests in High Mesa and all of the outstanding limited liability company interests in High Mesa GP. The interests of High Mesa are beneficially owned (either directly or through interests in HMI) by three groups, each consisting of affiliated parties: (i) AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Riverstone Holdings, LLC, LP, Petro Operating Company Holdings, Inc., Harlan H. Chappelle, Gene Cole, Mike McCabe, Dale Hayes, AM Management and MME Mission Hope, LLC (collectively, the “Management Holders”), (ii) HPS, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd. and United Insurance Company of America, Jade Real Assets Fund, L.P. (collectively, the “HPS Alta Mesa Holders”) and (iii) Bayou City, BCE-MESA Holdings, LLC, and BCE-AMH Holdings, LLC (collectively, the “Bayou City Holders”). The Class C Common Stock owned by High Mesa is subject to a voting agreement pursuant to which High Mesa will vote the shares of Class C Common Stock proportionately in accordance with the express direction of the HPS Alta Mesa Holders, the Bayou City Holders and the Management Holders, respectively, based upon the relative ownership in High Mesa of each such group. Mr. Ellis (who is our former Chief Operating Officer - Upstream and one of our former directors), through his ownership in AM MME Holdings, LP, Galveston Bay Resources Holdings, LP, Petro Acquisitions Holdings, LP, Petro Operating Company Holdings, Inc. and AM Management, will effectively control the vote of the Management Holders, and as a result, may be deemed to beneficially own the Class C Common Stock beneficially owned by each such entity. William W. McMullen (who is one of our directors) through his ownership of the Bayou City Holders may be deemed to beneficially own the shares beneficially owned by the Bayou City Holders. Mr. Ellis, Mr. McMullen, the Management Holders, the HPS Alta Mesa Holders and the Bayou City Holders disclaim beneficial ownership of the shares of High Mesa and the other High Mesa holders except to the extent of their respective pecuniary interests therein.

(6)
Based on information contained in Schedule 13D filed on March 21, 2018, as amended on June 9, 2018, by HPS. The principal address of HPS is 40 West 57th Street, 33rd Floor, New York, New York 10019. HPS manages, directly or indirectly, each of Mezzanine Partners II Delaware Subsidiary, LLC, KFM Offshore, LLC, a wholly-owned subsidiary of Offshore Mezzanine Partners Master Fund II, L.P., KFM Institutional, LLC, a wholly-owned subsidiary of Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., and Jade Real Assets Fund, L.P. (collectively, the “HPS Kingfisher Members”), and HPS, Mezzanine Partners II Delaware Subsidiary, LLC, Offshore Mezzanine Partners Master Fund II, L.P., Institutional Mezzanine Partners II Subsidiary, L.P., AP Mezzanine Partners II, L.P., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Northwestern Mutual Capital Strategic Equity Fund III, LP, KCK-AMIH, Ltd., United Insurance Company of America, and Jade Real Assets Fund, L.P. (collectively, the “HPS Alta Mesa Holders”). Therefore, HPS may be deemed to be the beneficial owner of all shares of the Issuer’s Class A Common Stock beneficially owned by each of the HPS Kingfisher Members and the HPS Alta Mesa Holders. Included in the HPS Alta Mesa Holders’ beneficial ownership, HPS manages, directly or indirectly, the HPS Alta Mesa Holders that indirectly own, through HMI, a certain percentage of ARM-M I, LLC, a member of the Kingfisher Contributor (“ARM-MI”), and HMS Kingfisher HoldCo, LLC, a member of the Kingfisher Contributor (“HMS Kingfisher”); therefore, HPS may be deemed to be the beneficial owner of such proportionate percentage of shares of the Issuer’s Class A Common Stock beneficially owned by HMI through HMI’s direct ownership of HMS Kingfisher and partial indirect ownership of ARM-MI.

(7)
Based on information contained in Schedule 13D/A filed on August 22, 2018 and Form 4s filed on August 31, 2018 and September 7, 2018 by Bayou City. The principal address of Bayou City is 1201 Louisiana Street, Suite 3308, Houston, Texas 77002. Bayou City manages, directly or indirectly, each of BCE-AMH Holdings, LLC and BCE-MESA Holdings, LLC (the “BCE Alta Mesa Holders”) and BCE-AMR Holdings LLC (together with the BCE Alta Mesa Holders, the “BCE Holders”). Therefore, Bayou City may be deemed to be the beneficial owner of all shares of the Issuer’s Class A Common Stock beneficially owned by each of the BCE Holders. The BCE Alta Mesa Holders indirectly own, through HMI, a certain percentage of ARM-MI, a member of KFM Holdco, LLC, and HMS Kingfisher, a member of KFM Holdco, LLC;

therefore, Bayou City may also be deemed to be the beneficial owner of such proportionate percentage of shares of the Issuer’s Class A Common Stock beneficially owned by HMI through HMI’s direct ownership of HMS Kingfisher and partial indirect ownership of ARM-MI.

(8)	All or a portion of this figure reflects shares of Class C Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this section was provided in Part II, Item 5 of the Company’s Form 10-K filed on March 5, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Private Placement Warrants
In March 2017, Silver Run Sponsor II, LLC purchased from us 15,133,333 private placement warrants (“Private Placement Warrants”) at a price of $1.50 per whole warrant in a private placement that occurred simultaneously with the closing of our initial public offering. Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our Silver Run Sponsor II, LLC or its permitted transferees.
In February 2020, we filed a Form 15 with the SEC to deregister our warrants under Section 12(g) of the Securities Exchange Act of 1934, as amended, and suspend our reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Forward Purchase Agreement
In March 2017, we entered into the Forward Purchase Agreement pursuant to which Fund VI Holdings agreed to purchase an aggregate of up to 40,000,000 shares of our Class A Common Stock, plus up to 13,333,333 warrants (“Forward Purchase Warrants”), for up to $400,000,000 or $10.00 per unit. Each Forward Purchase Warrant has the same terms and provisions as each Private Placement Warrant.
In February 2018, the Fund VI Holdings purchased 40,000,000 shares of our Class A Common Stock and 13,333,333 Forward Purchase Warrants pursuant to the Forward Purchase Agreement for an aggregate purchase price of $400 million.
In February 2020, we filed a Form 15 with the SEC to deregister our Class A Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and suspend our reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Indemnity Agreements

In February 2018, we entered into indemnity agreements with Messrs. Leuschen, Lapeyre, Jr., McMullen, Dimitrievich and Sinclair, each of whom became a director following the Business Combination, and Messrs. Harlan H. Chappelle, Michael E. Ellis, Michael A. McCabe, David Murrell, Homer “Gene” Cole and Ronald J. Smith, each of who became officers and/or directors following the Business Combination. In addition, we amended the indemnity agreements previously entered into with Messrs. Hackett and Tepper, Mr. William D. Gutermuth and Ms.  Walters to make certain changes to reflect the Business Combination. We also entered into indemnity agreements with Messrs. Collins, Castiglione, Campbell, Limbacher, Regan and Emerson and Ms. Warnica in connection with their appointment as officers of the Company. Each indemnity agreement provides that, subject to limited exceptions, we will indemnify the director or officer to the fullest extent permitted by law for claims arising in his or her capacity as director or officer.
Amended and Restated Limited Partnership Agreement of SRII Opco
In connection with the closing of the Business Combination, we and High Mesa, KFM Holdco, LLC (the “Kingfisher Contributor”) and Riverstone VI Alta Mesa Holdings, L.P. (the “Riverstone Contributor” and, together with the Kingfisher Contributor, the “Contributors”) entered into an amended and restated limited partnership agreement (the “SRII Opco LPA”) of SRII Opco, LP (“SRII Opco”). The operations of SRII Opco and the rights and obligations of the holders of SRII Opco common units, are set forth in the SRII Opco LPA.
Appointment as General Partner. We are the sole member of and have ownership and voting control over SRII Opco GP, LLC, a Delaware limited liability company and sole general partner of SRII Opco (the “General Partner”). The General

Partner controls all day-to-day business affairs and decision-making of SRII Opco without the approval of any other partner, unless otherwise stated in the SRII Opco LPA. As such, the General Partner, through its officers and directors, is responsible for all operational and administrative decisions of SRII Opco and the day-to-day management of SRII Opco’s business.
Compensation. The General Partner is not entitled to compensation for its services as general partner. The General Partner is entitled to reimbursement by SRII Opco for any reasonable out-of-pocket expenses incurred on behalf of SRII Opco, including all fees, expenses and costs of being a public company (including public reporting obligations, proxy statements, stockholder meetings, stock exchange fees, transfer agent fees, SEC and FINRA filing fees and offering expenses) and maintaining our corporate existence.
Distributions. The SRII Opco LPA allows for distributions to be made by SRII Opco to its partners on a pro rata basis out of “distributable cash” (as defined in the SRII Opco LPA). We expect SRII Opco may make distributions out of distributable cash periodically to the extent permitted by the debt agreements of SRII Opco’s subsidiaries and necessary to enable us to cover our operating expenses and other obligations. In addition, the SRII Opco LPA generally requires SRII Opco to make pro rata distributions to its partners, including us, in an amount at least sufficient to allow us to pay our income taxes.
SRII Opco common unit Redemption Right. The SRII Opco LPA provides a redemption right to the Contributors which entitles them to redeem, from time to time, all or a portion of their SRII Opco common units for, at SRII Opco’s option, newly issued shares of our Class A Common Stock on a one-for-one basis or a cash payment equal to the average of the volume-weighted closing price of one share of Class A Common Stock for the five trading days prior to the delivery of a notice of redemption (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of a “reclassification event” (as defined in the SRII Opco LPA), the General Partner is to ensure that each SRII Opco common unit is redeemable for the same amount and type of property, securities or cash that a share of Class A Common Stock becomes exchangeable for or converted into as a result of such “reclassification event.” Upon the exercise of the redemption right, the Contributors will surrender their SRII Opco common units for cancellation. The SRII Opco LPA requires that we contribute cash or shares of our Class A Common Stock to SRII Opco in exchange for a number of SRII Opco common units equal to the number of SRII Opco common units to be redeemed. SRII Opco will then distribute such cash or shares of our Class A Common Stock to such Contributor to complete the redemption. At our option, we may effect a direct exchange of cash or our Class A Common Stock for such SRII Opco common units in lieu of such a redemption. Any Class C common stock exchanged or canceled for SRII Opco common units will be canceled.
Change of Control. If a “general partner change of control” (as defined below) occurs, we have the right to require each partner of SRII Opco (other than us) to cause SRII Opco to redeem some or all of such partner’s SRII Opco common units and a corresponding number of shares of Class C Common Stock, in each case, held prior to the general partner change of control. From and after the date of such redemption, the SRII Opco common units and shares of Class C Common Stock subject to such redemption will be deemed to be transferred to us and each such partner will cease to have any rights with respect to the SRII Opco common units and shares of Class C Common Stock subject to such redemption (other than the right to receive shares of Class A Common Stock pursuant to such redemption). A “general partner change of control” will be deemed to have occurred upon: (i) the consummation of a sale, lease or transfer of all or substantially all of our assets (determined on a consolidated basis) to any person or “group” (as such term is used in Section 13(d)(3)) that has been approved by our stockholders and board of directors, (ii) a merger or consolidation with any other person (other than a transaction in which our voting securities outstanding immediately prior to the transaction continue to represent at least 50.01% of our or the surviving entity’s total voting securities following the transaction) that has been approved by our stockholders and board of directors or (iii) subject to certain exceptions, the acquisition by any person or “group” (as such term is used in Section 13(d)(3)) of beneficial ownership of at least 50.01% of our voting securities, if recommended or approved by our board of directors or determined by our board of directors to be in our and our stockholders’ best interests.
Maintenance of One-to-One Ratios. The SRII Opco LPA includes provisions intended to ensure that we maintain a one-to-one ratio between (a) the number of outstanding shares of Class A Common Stock and the number of SRII Opco common units owned by us and (b) the number of outstanding shares of our Class C Common Stock and the number of SRII Opco common units owned by the Contributors. This construct is intended to result in the Contributors having a voting interest in us that is identical to their economic interest in SRII Opco.
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
See Exhibit 3.5 to our Form 10-K for a copy of the SRII Opco LPA.
Registration Rights Agreements
In March 2017, we entered into a registration rights agreement (the “Sponsor Registration Rights Agreement”) with Silver Run Sponsor II, LLC and certain of our former and current directors, pursuant to which such parties are entitled to certain registration rights relating to (i) shares of our Class A Common Stock issued to Silver Run Sponsor II, LLC and such former and current directors upon the conversion of their founder shares at the closing of the Business Combination and (ii) the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A Common Stock issuable upon the exercise of such warrants). In connection with the Business Combination, we and the Contributors entered into a Registration Rights Agreement (the “Business Combination Registration Rights Agreement” and, collectively with the Sponsor Registration Rights Agreement, the “Registration Rights Agreements”), pursuant to which we were required to register for resale shares of Class A Common Stock issuable upon the future redemption or exchange of SRII Opco common units by the Contributors (collectively the “Contributor Shares”). Under the Forward Purchase Agreement, we were required to, within 30 calendar days after consummation of certain transactions in connection with the Business Combination (the “Transactions”), file the registration statement registering the resale of the securities issued to Fund VI Holdings thereunder.
The holders of a majority of the Registrable Securities under the Sponsor Registration Rights Agreement are entitled to make up to three demands, excluding short form demands, that we register the resale of such securities. Under the Business Combination Registration Rights Agreement, we were required to, within 30 calendar days after consummation of the Transactions, file the registration statement registering the resale of the Contributor Shares. Additionally, under the Business Combination Registration Rights Agreement, High Mesa is entitled to demand six underwritten offerings, the Riverstone Contributor is entitled to demand three underwritten offerings and the Kingfisher Contributor is entitled to demand two underwritten offerings, in each case if the offering is reasonably expected to result in gross proceeds of more than $50 million.
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
There are not currently any effective registration statements.
Series A Certificate of Designation
Upon the closing of the Business Combination, we filed with the Delaware Secretary of State the Certificate of Designation of Series A Preferred Stock which sets forth the terms, rights, obligations and preferences of the Series A Preferred Stock that was issued to Bayou City, HPS, and AM Management, at the closing of the Business Combination. In connection with the resignations of Messrs. Chappelle and Ellis, AM Management and the Company entered into a letter agreement pursuant to which AM Management agreed to redeem its share of Series A-3 Preferred Stock.
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
The Series A Preferred Stock is not convertible into any other security of the Company but is redeemable for the par value by us upon the earlier to occur of (1) the fifth anniversary of the closing date, (2) the holder’s optional redemption of such Series A Preferred Stock or (3) upon a breach of the transfer restrictions described above.
See Item 10 for details on the Board Appointments of our Series A Preferred Stock holders.

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
Series B Certificate of Designation
Upon the closing of the Business Combination, we filed with the Delaware Secretary of State the Certificate of Designation of Series B Preferred Stock, which sets forth the terms, rights, obligations and preferences of the Series B Preferred Stock which was issued to the Riverstone Contributor at the closing.
The Riverstone Contributor owns the only outstanding share of our Series B Preferred Stock and may not transfer the Series B Preferred Stock or any rights, powers, preferences or privileges thereunder except to an affiliate (as defined in the SRII Opco LPA). The holder of the Series B Preferred Stock is not entitled to vote on any matter on which stockholders generally are entitled to vote. In addition, the holder is not entitled to any dividends from the Company but will be entitled to receive, after payment or provision for debts and liabilities and prior to any distribution in respect of our Class A Common Stock or any other junior securities, liquidating distributions in an amount equal to $0.0001 per share of Series B Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs.
The Series B Preferred Stock is not convertible into any other security of the Company but will be redeemable for the par value thereof by us upon the earlier to occur of (1) the fifth anniversary of the Closing Date of the Business Combination, (2) the optional redemption of such Series B Preferred Stock at the election of the holder thereof or (3) upon a breach of the transfer restrictions described above.
See Item 10 for details on the Board Appointments of our Series B Preferred Stock holder.
Management Services Agreement
In connection with the closing of the Business Combination, we entered into a management services agreement (the “HMI Agreement”) with HMI. Under the HMI Agreement, during the 180-day period following the closing (the “Initial Term”), we agreed to provide certain administrative, management and operational services necessary to manage the business of HMI and its subsidiaries (the “Services”), in each case, subject to and in accordance with an approved budget. Thereafter, the HMI Agreement automatically renewed for additional consecutive 180-day periods (each a “Renewal Term”), unless terminated by either party upon at least 90-days written notice to the other party prior to the end of the Initial Term or any Renewal Term. HMI agreed to pay us each month (i) a management fee of $10,000 and (ii) an amount equal to any and all costs and expenses incurred in connection with providing the Services.
Although the automatic renewal of this agreement occurred in the third quarter of 2018, the parties subsequently reached agreement to terminate the HMI Agreement effective January 31, 2019. Through April 1, 2019, we were obligated to take all actions that HMI reasonably requested to effect the transition of the Services from Alta Mesa Holdings, LP (“Alta Mesa”) to a successor service provider. During the transition period, HMI agreed to pay us (i) for all Services performed, (ii) an amount equal to our costs and expenses incurred in connection with providing the Services as provided for in the approved budget and (iii) an amount equal to our costs and expenses reimbursable pursuant to the HMI Agreement. Prior to 2018, we also incurred $0.8 million of costs for the direct benefit of HMI and the non-STACK assets, outside of the HMI Agreement. As of December 31, 2019 and December 31, 2018, we had receivables of approximately $9.8 million and $10.1 million, respectively, for costs and expenses incurred on HMI’s behalf. In 2019, we billed HMI $0.8 million for incremental costs incurred and have received approximately $1.1 million in payments. HMI has disputed certain of these amounts billed by Alta Mesa. While we are pursuing remedies under applicable law in connection with repayment of this receivable, we have fully reserved for all amounts due from HMI because we believe there is substantial doubt about HMI’s ability to make payment, which is further complicated by HMI’s filing for bankruptcy protection in January 2020.
Tax Receivable Agreement
We are party to a Tax Receivable Agreement (“TRA”) with SRII Opco, High Mesa, and the Riverstone Contributor. This agreement generally provides for the payment by us of 85% of the amount of any realized net cash savings, in U.S. federal, state and local income tax in periods after the Business Combination as a result of (i) certain tax basis increases resulting from the exchange of SRII Opco common units for AMR Class A Common Stock (or, in certain circumstances, cash) pursuant to the redemption right or our right to effect a direct exchange of SRII Opco common units under the SRII Opco LPA, other than such tax basis increases allocable to assets held by KFM or otherwise used in KFM’s midstream business, and (ii) interest paid or deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. Also, under the TRA, we retain the benefit of the remaining 15% of these cash savings. As a result of our bankruptcy filings and the expected sale of substantially all of our assets, we do not anticipate any payments being required under the TRA.
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
We believe there is substantial doubt about their ability to honor the indemnification, which may subject us to liabilities for the non-STACK oil and gas assets. We currently cannot estimate the extent of such liabilities and expect such liabilities, if any, to be addressed via our bankruptcy proceedings.
Voting Agreement
Mr. Chappelle, Mr. Ellis and certain affiliates of Bayou City and HPS own an aggregate 10% voting interest in Alta Mesa Holdings GP, LLC (“Alta Mesa GP”). These individuals and entities were a party to a voting agreement with the High Mesa and Alta Mesa GP, pursuant to which they have agreed to vote their interests in Alta Mesa GP as directed by High Mesa. In connection with the closing of the Business Combination, the parties amended and restated the voting agreement to include SRII Opco as a party and the existing owners agreed to vote their interests in Alta Mesa GP as directed by SRII Opco and appoint SRII Opco as their respective proxy and attorney-in-fact with respect to any voting matters related to their respective interests in Alta Mesa GP. The voting agreement will continue in force until SRII Opco elects to terminate the agreement or, with respect to each existing owner individually, such existing owner no longer owns a voting interest in Alta Mesa GP.
Promissory Notes Receivables - High Mesa Services, LLC
On September 29, 2017, Alta Mesa entered into a $1.5 million promissory note receivable with its affiliate Northwest Gas Processing, LLC which obligation was subsequently transferred to High Mesa Services, LLC (“HMS”), a subsidiary of HMI. The promissory note bears interest, which may be paid-in-kind and added to the principal amount, at a rate of 8% per annum and matured on February 28, 2019. At December 31, 2019 and 2018, amounts due under the promissory note totaled $1.7 million. HMS defaulted under the terms of the $1.5 million promissory note when the note was not paid when due on February 28, 2019, and HMS has failed to cure such default. Alta Mesa subsequently declared all amounts owing under the note immediately due and payable. Alta Mesa also has an $8.5 million promissory note receivable from HMS which matured on December 31, 2019, and bears interest at 8% per annum, which may be paid-in-kind and added to the principal amount. As of December 31, 2019 and 2018, the note receivable amounted to $11.7 million. HMI disputes its obligations under the $1.5 million note and $8.5 million note referenced above as payable to Alta Mesa. We oppose HMI’s claims and believe HMI’s obligation under the notes to be valid assets of Alta Mesa and that the full amount is payable to Alta Mesa. We are pursuing remedies under both promissory notes and under applicable law in connection with repayment of the promissory note by HMS. As a result of the potential conflict of interest of certain of our directors who are also controlling holders and directors of HMI, our disinterested directors will address any potential conflicts of interest with respect to this matter.
Joint Development Agreement
In January 2016, SRII Opco’s wholly owned subsidiary, Oklahoma Energy Acquisitions, LP, entered into a Joint Development Agreement, as amended on June 10, 2016 and December 31, 2016, (the “JDA”), with BCE-STACK Development LLC (“BCE”), a fund advised by Bayou City, to fund a portion of Alta Mesa’s drilling operations and to allow Alta Mesa to accelerate development of its STACK acreage. The JDA established a development plan of 60 wells in three tranches and provides opportunities for the parties to develop an additional 20 wells. Pursuant to the JDA, BCE committed to fund 100% of Alta Mesa’s working interest share up to a maximum average well cost of $3.2 million in drilling and completion costs per well for any tranche. In exchange for carrying the drilling and completion costs, BCE receives 80% of our working interest in each wellbore, which BCE interest will be reduced to 20% of our initial working interest upon BCE achieving a 15% internal rate of return on the wells within a tranche and automatically further reduced to 12.5% of our initial interest upon BCE achieving a 25% internal rate of return on each individual tranche. Following the completion of each joint well, Alta Mesa and BCE will each bear its respective proportionate working interest share of all subsequent costs and expenses related to such joint well.  Mr. William McMullen, one of our directors, is founder and managing partner of BCE. The approximate dollar value of the amount involved in this transaction, or Mr. McMullen’s interests in the transaction, depends on a number of factors outside his control and is not known at this time.  During the 2018 Predecessor Period, BCE advanced us approximately $39.5 million to drill wells under the JDA, a portion of which was refunded during the 2018 Successor Period. As of December 31, 2019, 61 joint wells have been drilled or spudded. As of December 31, 2019 and December 31, 2018, $3.2 million and $9.8 million, respectively of revenue and net advances remaining from BCE for their working interest share of the drilling and development costs arising under the JDA were included as “Advances from related party” in our consolidated balance sheets. No new wells were drilled in 2019 under the JDA and as of December 31, 2019, there were no funded horizontal wells in progress, and none were developed in 2020. On June 11, 2019, we received a letter from BCE noticing us of alleged defaults under the JDA. We dispute these allegations and intend to vigorously defend ourselves. The JDA expired in January 2020 on its terms.
BCE-Mach III LLC
BCE-Mach III LLC, a Delaware limited liability company formed by Bayou City, and Mach Resources LLC, is currently party to certain purchase and sale agreements to buy all of our assets.

Related Party Policy
Prior to the closing of the Business Combination, we did not have a formal policy for the review, approval or ratification of related party transactions. Accordingly, certain of the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.
Upon closing of our Business Combination, we adopted a Related Person Transaction Policy, which addresses the reporting, review and approval or ratification of transactions with related persons. In addition, we have adopted a Corporate Code of Business Conduct and Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board (or the appropriate committee of our Board) or as disclosed in our public filings with the SEC. Under our Corporate Code of Business Conduct and Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A copy of our each of these policies is available at www.altamesa.net.
In addition, our Audit Committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire Audit Committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. Our Audit Committee will review on an annual basis any previously approved or ratified related party transactions.

Board Independence
NASDAQ listing rules require that a majority of the board of directors of a listed company be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Although the Company is no longer listed on NASDAQ, the Company’s Board made a determination prior to delisting that Mses. Diana J. Walters and Sylvia J. Kerrigan and Messrs. Donald R. Dimitrievich, Jeffrey H. Tepper, Donald R. Sinclair, David M. Leuschen and Pierre F. Lapeyre, Jr. are independent within the meaning of the NASDAQ rules.

Item 14. Principal Accountant Fees and Services

Information required by this section was provided in Part III, Item 14 of the Company’s Form 10-K filed on March 5, 2020.

PART IV
Item 15. Exhibits, Financial Statements and Schedules

(a)	The following documents are filed as part of this Annual Report or incorporated by reference:

1.	Exhibits:

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
* filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTA MESA RESOURCES, INC.
(Registrant)

By:	/s/ Curtis M. Emerson
Curtis M. Emerson
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated:	April 14, 2020